Form 10-Q
period 1996-04-30
MID OCEAN LTD
filed 1996-06-14
CIK 906247

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended APRIL 30, 1996

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-22118

                                MID OCEAN LIMITED
             (Exact name of registrant as specified in its charter)

      Cayman Islands                               Not Applicable
(State or other jurisdiction of                  (IRS Employer
incorporation or organization)                 Identification Number)

          Richmond House, 12 Par-la-Ville Road, Hamilton HM 08, Bermuda
                    (Address of principal executive offices)

                        Telephone Number: (441) 292-1358
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

         As of June 14, 1996 there were outstanding 32,245,076 Class A Ordinary Shares and 2,052,000 Class C Ordinary Shares, each of $0.20 par value, of the registrant.

================================================================================

                                MID OCEAN LIMITED

                                      INDEX

PART I - FINANCIAL INFORMATION
- --------------------------------------------------------------------------------



   Financial Statements:                                            Page

   Consolidated Balance Sheets                                        3
   at April 30, 1996 (unaudited) and October 31, 1995

   Consolidated Statements of Operations                              4
   for the six months ended April 30, 1996 and 1995 (unaudited)

   Consolidated Statements of Cash Flows                              5
   for the six months ended April 30, 1996 and 1995 (unaudited)

   Notes to Consolidated Financial Statements (unaudited)             6

   Management Discussion and Analysis of Financial                    7
   Condition and Results of Operations

PART II - OTHER INFORMATION
- --------------------------------------------------------------------------------



   Item 4 Submission of Matters to a Vote of Security Holders        16

   Item 6 Exhibits and Reports on Form 8-K                           16

   Exhibit 11 Computation of Earnings per Share                      17

   Signatures                                                        18

                          PART I. FINANCIAL INFORMATION
                                MID OCEAN LIMITED
                           CONSOLIDATED BALANCE SHEETS
                      (THOUSANDS OF UNITED STATES DOLLARS)


                                                                      APRIL 30, 1996      OCTOBER 31, 1995
ASSETS                                                                  (UNAUDITED)          (AUDITED)
- --------------------------------------------------------------------------------------------------------------
Investments available for sale:
  Fixed maturities  at fair value                                       $ 1,265,131         $1,141,069
  (Amortized cost $1,288,310; 1995: $1,127,785)
  Short-term investments at fair value                                       17,124             30,712
  (Amortized cost $17,103; 1995: $30,714)
                                                                        -----------         ----------
Total investments available for sale                                      1,282,255          1,171,781

Unquoted investments; at cost                                                 6,611              3,453
Cash and cash equivalents                                                   135,033            215,048
Accrued investment income                                                    22,295             21,272
Reinsurance premiums receivable                                             349,413            202,762
Funds withheld by cedents                                                     5,906              4,531
Outstanding losses recoverable from reinsurers                                7,555              7,061
Prepaid reinsurance premiums                                                 18,612              5,476
Profit commissions receivable                                                52,784                  0
Deferred acquisition costs                                                   49,847             22,774
Goodwill                                                                     31,100                  0
Other assets                                                                 10,071              1,350
                                                                        -----------         ----------

Total assets                                                            $ 1,971,482         $1,655,508
                                                                        ===========         ==========

LIABILITIES
- --------------------------------------------------------------------------------------------------------------
Reserve for losses and loss expenses                                    $   373,630         $  336,051
Reserve for unearned premiums                                               384,958            206,335
Investments pending settlement                                               66,590            135,966
Reinsurance balances payable                                                 20,546                  0
Other liabilities                                                            55,807              8,362
                                                                        -----------         ----------
Total liabilities                                                           901,531            686,714

Minority interest                                                            50,506                  0
                                                                        -----------         ----------

Total liabilities and minority interest                                 $   952,037         $  686,714
                                                                        -----------         ----------

SHAREHOLDERS' EQUITY
- --------------------------------------------------------------------------------------------------------------
Ordinary Shares (par value $0.20; authorized 200,000,000 shares;
  issued and outstanding, 34,515,076; 1995: 34,555,192)                 $     6,903         $    6,911
Additional paid-in capital                                                  631,028            632,926
Net unrealized (depreciation) appreciation on investments                   (21,758)            13,789
Foreign currency translation adjustments                                       (221)                 0
Deferred compensation                                                        (2,296)                 0
Retained earnings                                                           405,789            315,168
                                                                        -----------         ----------

Total shareholders' equity                                              $ 1,019,445         $  968,794
                                                                        -----------         ----------

Total liabilities and shareholders' equity                              $ 1,971,482         $1,655,508
                                                                        ===========         ==========
- --------------------------------------------------------------------------------------------------------------



See accompanying notes to consolidated financial statements

                                MID OCEAN LIMITED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
    (THOUSANDS OF UNITED STATES DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                      QUARTER ENDED                           SIX MONTHS ENDED
REVENUES                                    APRIL 30, 1996      APRIL 30, 1995      APRIL 30, 1996       APRIL 30, 1995
- -------------------------------------------------------------------------------------------------------------------------



Gross premiums written                       $    108,283         $    55,632        $    404,177         $    357,112
Change in unearned premiums                         2,825              44,922            (188,447)            (163,330)
                                             ------------         -----------        ------------         ------------
Premiums earned                                   111,108             100,554             215,730              193,782

Premiums ceded                                     17,532                 500              24,527                6,779
Change in prepaid premiums                         (8,698)              1,185             (13,176)              (2,177)
                                             ------------         -----------        ------------         ------------
Premiums ceded                                      8,834               1,685              11,351                4,602

Net premiums earned                               102,274              98,869             204,379              189,180
Net investment income                              19,911              18,747              38,957               36,047
Net (losses) gains on investments                  (1,986)              5,891               7,196              (16,924)
Exchange gain (loss)                                  285               2,286              (1,095)               1,163
Managing agency income                              4,952                   0               4,952                    0
Other income                                        1,033                   0               1,033                    0
                                             ------------         -----------        ------------         ------------

Total Revenues                               $    126,469         $   125,793        $    255,422         $    209,466
                                             ============         ===========        ============         ============

EXPENSES
- -------------------------------------------------------------------------------------------------------------------------

Losses and loss expenses incurred            $     45,944         $    50,321        $     99,642         $    101,429
Reinsurance recoveries                               (811)              1,722              (1,305)               1,253
                                             ------------         -----------        ------------         ------------
Net losses and loss expenses incurred              45,133              52,043              98,337              102,682

Acquisition expenses                               17,706              14,517              32,385               26,422
Managing agency expenses                            2,080                   0               2,080                    0
Operational expenses                                8,886               3,501              12,141                6,413
Organizational expenses                                 0                 153                   0                  306
                                             ------------         -----------        ------------         ------------

Total Expenses                               $     73,805         $    70,214        $    144,943         $    135,823
                                             ============         ===========        ============         ============

Net income before tax
and minority interest                        $     52,664         $    55,579        $    110,479         $     73,643
Income tax                                         (1,671)                  0              (1,671)                   0
Minority interest                                     (21)                  0                 (21)                   0
                                             ------------         -----------        ------------         ------------

Net income                                   $     50,972         $    55,579        $    108,787         $     73,643
                                             ============         ===========        ============         ============

PER SHARE DATA
- -------------------------------------------------------------------------------------------------------------------------

Net income per ordinary share                $      1.38          $      1.46        $      2.95          $       1.94
Dividend per ordinary share                  $      0.275         $      0.25        $      0.275         $       0.25
Weighted average number of
ordinary shares outstanding                    36,989,076          37,990,692          36,926,000           37,960,230

- -------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

                                MID OCEAN LIMITED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                      (THOUSANDS OF UNITED STATES DOLLARS)


                                                                   SIX MONTHS ENDED
                                                          APRIL 30, 1996      APRIL 30, 1995
CASH FLOWS FROM OPERATING ACTIVITIES                        (UNAUDITED)         (UNAUDITED)
- -----------------------------------------------------------------------------------------------

Net Income                                                  $   108,787         $    73,643
Adjustment to reconcile net income to cash provided
  by operating activities:
Amortization of premiums on investments                           5,031                 201
Amortization of goodwill                                            701                   0
Amortization of organizational expenses                               0                 153
Provision for depreciation                                          328                 259
Share grants                                                        839                   0
Net (gains) losses on investments                                (7,196)             16,924
Minority interest                                                    21                   0
Accrued investment income                                          (400)              8,887
Reinsurance premiums receivable                                (146,651)           (158,413)
Deferred acquisition expenses                                   (27,073)            (18,937)
Outstanding losses recoverable from reinsurers                     (494)              3,357
Prepaid reinsurance premiums                                    (13,136)             (2,134)
Profit commissions receivable                                    (3,228)                  0
Reserve for losses and loss expenses                             37,579              63,703
Reserve for unearned premiums                                   178,623             161,518
Reinsurance balances payable                                     20,546                   0
Other liabilities                                                 5,780              (1,345)
Foreign currency translation adjustment                            (434)                  0
Funds withheld by cedents                                        (1,375)             (1,208)
Other assets                                                     (3,323)                704
                                                            -----------         -----------
Net cash provided by operating activities                   $   154,925         $   147,312
                                                            ===========         ===========

CASH FLOWS FROM INVESTING ACTIVITIES
- -----------------------------------------------------------------------------------------------
Proceeds from sale and maturity of investments              $ 1,744,697         $ 1,367,790
Purchase of investments available for sale                   (1,897,964)         (1,406,035)
Deferred gains on forward contracts                                 651                   0
Purchase of unquoted investments                                 (3,158)             (1,498)
Net investment in Brockbank Group                               (58,857)                  0
                                                            -----------         -----------
Net cash applied to investing activities                    ($  214,631)        ($   39,743)
                                                            -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
- -----------------------------------------------------------------------------------------------
Options exercised                                           $       630         $         0
Repurchase of shares                                             (2,772)                  0
Dividends paid                                                  (18,167)             (9,080)
                                                            -----------         -----------
Net cash applied to financing activities                    ($   20,309)        ($    9,080)
                                                            -----------         -----------

Net (decrease) increase in cash and cash equivalents        $   (80,015)        $    98,489

Balance at beginning of period                              $   215,048         $   184,569
                                                            -----------         -----------

Cash and cash equivalents at end of period                  $   135,033         $   283,058
                                                            ===========         ===========

- -----------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

                                MID OCEAN LIMITED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A:  BASIS OF PRESENTATION

The accompanying consolidated financial statements have not been audited except for the balance sheet at October 31, 1995. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the quarters and six month periods ended April 30, 1996 and 1995, the financial position at April 30, 1996 and the cash flows for the six month periods ended April 30, 1996 and 1995. The results of operations for the six months ended April 30, 1996 are not necessarily indicative of future financial results.

NOTE B:  INVESTMENT IN SUBSIDIARY

On December 29, 1995, the shareholders of The Brockbank Group plc agreed to combine the business of its subsidiaries, principally a Lloyd's managing agency, with a subsidiary of Mid Ocean which in turn has invested $78 million in two new Lloyd's dedicated corporate syndicates. Such combination resulted in the formation of the Brockbank Group. As a result of this combination, which has been accounted for under the purchase method, Mid Ocean owns 51% of the Brockbank Group. Goodwill resulting from this transaction is currently estimated at approximately $31 million which the Company intends to amortize on a straight line basis over 15 years.

The results of the Brockbank Group's first quarter of operations for the three month period ended March 31, 1996 have been included in the Company's earnings for the quarter ended April 30, 1996.

                                MID OCEAN LIMITED

                   MANAGEMENT DISCUSSION & ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

The following is a discussion of the Company's results of operations and financial condition. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto of the Company for the quarter and six months ended April 30, 1996 and the consolidated financial statements for the year ended October 31, 1995 and the notes thereto included in the Company's Annual Report on Form 10-K. The results of operations for any fiscal period are not necessarily indicative of future financial results. Unless otherwise indicated, reference to the Company includes Mid Ocean Reinsurance Company Ltd, its wholly owned subsidiary ("Mid Ocean") and Mid Ocean's 51% ownership of the Brockbank Group ("Brockbank").

RESULTS OF OPERATIONS

Second Quarter ended April 30, 1996 compared with the Second Quarter ended April 30, 1995

Net income for the quarter was $51.0 million compared with $55.6 million for the quarter ended April 30, 1995, a decrease of 8.3%.

Net operating income, excluding net gains or losses on investments, for the quarter ended April 30, 1996 was $53.0 million compared with $49.7 million for the quarter ended April 30, 1995, an increase of 6.6%.

Revenues

The following table depicts the Company's revenues for the periods shown below:


                                           QUARTER ENDED APRIL 30,
                                           -----------------------        PERCENT
                                            1996              1995         CHANGE
                                            ----              ----         ------
Dollars in thousands
Gross premiums written                   $ 108,283         $ 55,632        94.6%
Premiums ceded                              17,532              500         --
                                         ---------         --------        ----

Net premiums written                     $  90,751         $ 55,132        64.6%
                                         =========         ========        ====

Net premiums earned                        102,274           98,869         3.4%
Net investment income                       19,911           18,747         6.2%
Net (losses)/gains on investments           (1,986)           5,891         --
Exchange gain on investments                   285            2,286       (87.5%)
Managing agency income                       4,952                0         --
Other income                                 1,033                0         --
                                         ---------         --------        ----
Total revenues                           $ 126,469         $125,793         0.5%
                                         =========         ========        ====

Gross premiums written for the quarter ended April 30, 1996 were $108.3 million compared with $55.6 million for the quarter ended April 30, 1995, an increase of $52.7 million or 94.6%. This increase is largely attributable to the Company's investment in the Brockbank Group which, through two Lloyd's corporate syndicates, contributed $61.1 million of gross premiums written during the quarter. Off-setting this increase was a net downward revision of gross premiums written of $3.5 million relating to the 1994 proportional book of account, resulting from a regular review of the development of the Company's proportional business. In addition, approximately $5.9 million relating to the Company's crop book was reported during the first quarter of 1996, which was previously recorded in the second quarter 1995. The Company's Japanese book of business which was renewed during the second quarter, was approximately 9% lower in Yen terms, 25% lower in Dollar terms or a reduction of $6.0 million, resulting from a deterioration in the value of the Yen, when compared with the second quarter 1995. The Company did not renew certain Japanese accounts as the rates did not meet the Company's required levels. However, the Company was able to strengthen other important relationships in that market and increased its participation in those programs. The decline in the Japanese book was offset by the development of new business and increases in the Company's existing non-catastrophe book.

As a result, gross premiums written during the quarter ended April 30, 1996, after allowing for the impact of Brockbank and the events noted above, was slightly higher than the second quarter of 1995.

Premiums ceded for the quarter ended April 30, 1996 were $17.5 million compared with $0.5 million for the quarter ended April 30, 1995, an increase of $17.0 million of which $16.0 million is attributable to Brockbank which normally purchases a significant amount of reinsurance protection. Approximately $1.5 million of premiums ceded during the second quarter of 1996 results from Mid Ocean's own operations. In addition to the normal common account reinsurance protection associated with certain of the Company's proportional contracts, the Company also purchased reinsurance protection on certain aspects of its book of business at a cost of approximately $3.0 million. Off-setting these costs were reductions in previously recorded premiums ceded relating to prior year's proportional business of approximately $1.5 million.

As a result of the above, net premiums written for the quarter ended April 30, 1996 were $90.8 million compared to $55.1 million for the quarter ended April 30, 1995, an increase of $35.7 million or 64.6%.

Net premiums earned during the quarter ended April 30, 1996 were $102.3 million compared with $98.9 million during the quarter ended April 30, 1995, an increase of $3.4 million or 3.4%. Approximately $98.0 million of net premiums earned is attributable to the Mid Ocean book of business and is comparable to the $98.9 million of net premiums earned during the second quarter of 1995. Approximately $4.3 million is attributable to the Brockbank Group. The majority of premiums resulting from Brockbank are earned in excess of 12 months; hence the low contribution to net premiums earned during the quarter.

Net investment income was $19.9 million in the quarter ended April 30, 1996 compared with $18.7 million in the second quarter of 1995. The increase results from a larger investment base off-set by lower investment yields; 5.95% during the quarter ended April 30, 1996 compared with 6.85% during the same quarter in 1995.

Net losses on investments were $2.0 million during the quarter ended April 30, 1996 compared with gains of $5.9 million during the quarter ended April 30, 1995. The loss reported during the second quarter of 1996 is primarily attributable to the sale of securities in a period of declining market values.

Managing agency income reflects income earned by the Brockbank managing agency in respect of its management of five Lloyd's underwriting syndicates, two of which are dedicated corporate syndicates which are included in Mid Ocean's operating results, as noted above, although income with respect to these two syndicates has been eliminated on consolidation. Also included are earned profit commissions which relate to the 1994 and 1995 underwriting years. As this income is first reflected during the quarter ended April 30, 1996, there is no prior year comparative.

Other income of $1.0 million is fee income resulting from Brockbank's direct marketing motor business. There is no prior period comparative amount, as results arising from the Brockbank acquisition on December 29, 1995, which is Brockbank's first quarter ending March 31, 1996, are reflected in Mid Ocean's results for the first time during the quarter ended April 30, 1996. As a result of the above, total revenues for the quarter ended April 30, 1996 were $126.5 million compared with $125.8 million, an increase of $0.7 million.

Expenses

The following table sets forth the Company's expenses, combined ratio and components thereof for the periods indicated:



                                              QUARTER ENDED APRIL 30,         PERCENT
                                               1996           1995            CHANGE
                                               ----           ----


Net losses and loss expenses incurred        $45,133         $52,043           (13.3)%
                                             -------         -------          ------

Acquisition expenses                          17,706          14,517            22.0%
Operational expenses                           8,886           3,501           153.8%
Organizational expenses                            0             153             N/A
                                             -------         -------          ------
Total underwriting expenses                   26,592          18,171            46.3%

Managing agency expenses                       2,080               0             N/A
                                             -------         -------          ------

Total expenses                               $73,805         $70,214             5.1%
                                             =======         =======          ======

Net loss and loss expense ratio                 44.1%           52.6%
                                             -------         -------
Acquisition expense ratio                       17.3%           14.7%
Operational expense ratio                        8.7%            3.7%
                                             -------         -------
Underwriting expense ratio                      26.0%           18.4%

Combined ratio                                  70.1%           71.0%
                                             =======         =======

The Company incurred net losses and loss expenses during the quarter ended April 30, 1996, of $45.1 million or 44.1% of net premiums earned compared with $52.0 million or 52.6% of net premiums earned during the quarter ended April 30, 1995, a decrease of $6.9 million or 13.3%. There were no significant catastrophic losses reported during the quarters ended April 30, 1996 or 1995. The decrease in net losses and loss expenses incurred is attributable to the on-going actuarial review process which has resulted in the reduction of reserves previously established for prior underwriting years.

Underwriting expenses are comprised of acquisition expenses and operational expenses (which includes organizational expenses). Underwriting expenses for the quarter ended April 30, 1996 were $26.6 million or 26.0% of net premiums earned compared with $18.2 million or 18.4% of net premiums earned during the quarter ended April 30, 1995. This represents an increase of $8.4 million which is primarily attributable to increased costs resulting from the dedicated Lloyd's corporate capital syndicates included in the Brockbank Group and, to a lesser extent, Mid Ocean's London branch. The increase in the underwriting expense ratio results primarily from increased expenses when compared to the relatively low net earned premiums from the Brockbank Group. The acquisition expense ratio was 17.3% for the quarter ended April 30, 1996 compared with 14.7% for the second quarter of 1995. Approximately 2 percentage points are attributable to profit commissions accrued in respect of Mid Ocean's proportional book of business which reflected an increased profitability resulting from a decrease in prior years reserves for losses and loss expenses. Included in operational expenses is approximately $0.8 million of long term incentive compensation which was awarded and vested during the quarter. Approximately $2.3 million of this incentive compensation is deferred in the balance sheet and will be expensed over the next five years as the awards vest.

After adjusting for the Brockbank Group, profit commissions and long term incentive compensation noted above, the underwriting expense ratios for Mid Ocean's own operation are comparable with the second quarter of 1995.

As a result of the above, total expenses for the quarter ended April 30, 1996 were $73.8 million compared with $70.2 million during the quarter ended April 30, 1995.

Managing agency expenses reflect the cost of operating the Brockbank managing agency. A portion of these costs are allocated to and recovered from the syndicates (shown in revenues as managing agency income) under management based on the underwriting capacity of each syndicate. As this expense is first reflected during the quarter ended April 30, 1996, there is no prior year comparative.

Net income before income tax and minority interest for the quarter ended April 30, 1996 was $52.7 million compared with $55.6 million for the quarter ended April 30, 1995, a decrease of $2.9 million or 5.2%. Income tax of $1.7 million represents the Company's estimate of tax liability in respect of the Company's Branch and Brockbank Group in the United Kingdom. The Company's Branch did not exist during the second quarter of 1995, nor had the Brockbank transaction taken place at that time. Accordingly, there were no comparable income taxes during the quarter ended April 30, 1995.

Minority interest represents that portion of the Brockbank Group included in the Company's results of operations, as described above, which belongs to the minority shareholders of Brockbank.

The Company expects that the effects of inflation are unlikely to be a significant factor in the results of operations given the short term nature of both reinsurance premiums receivable and expected loss payments from reserves for losses and loss expenses.

Six months ended April 30, 1996 compared with six months ended April 30, 1995

For the six months period ended April 30, 1996 net income was $108.8 million compared with $73.6 million for the six months ended April 30, 1995, an increase of 47.7%.

Net operating income, excluding net gains or losses on investments, for the six months ended April 30, 1996 was $101.6 million compared with $90.6 million for the six months ended April 30, 1995, an increase of 12.2%.

Revenues

The following table depicts the Company's revenues for the periods shown below:



                                            SIX MONTHS ENDED APRIL 30,        PERCENT
                                              1996             1995            CHANGE
                                              ----             ----            ------

Dollars in thousands
Gross premiums written                     $ 404,177         $ 357,112          13.2%
Premiums ceded                                24,527             6,779         261.8%
                                           ---------         ---------       -------

Net premiums written                       $ 379,650         $ 350,333           8.4%
                                           =========         =========       =======

Net premiums earned                          204,379           189,180           8.0%
Net investment income                         38,957            36,047           8.1%
Net gains/(losses) on investments              7,196           (16,924)         --
Exchange (loss)/gain on investments           (1,095)            1,163        (194.5)%
Managing agency income                         4,952                 0          --
Other income                                   1,033                 0          --
                                           ---------         ---------       -------
Total revenues                             $ 255,422         $ 209,466          21.9%
                                           =========         =========         =====


For the six month period ended April 30, 1996, gross premiums written were $404.2 million compared with $357.1 million during the first six months of 1995, an increase of 13.2%. This growth is largely attributable to the Company's investment in the Brockbank Group which, through its syndicates, represented $61.1 million of gross premiums written during the first six months of 1996. As previously noted, the Company was also able to increase existing and develop new business in the Company's non-catastrophe book. Additionally, the Company's London branch has increased gross premiums written by approximately $17.2 million. Offsetting these increases was a reduction in the size of a reinsurance contract provided to a syndicate managed by

Brockbank which was written in the first quarter of fiscal 1995 with an estimated gross written premium of approximately $38.0 million. This was renewed in January 1996 at an estimated gross written premium of $24.5 million, a decrease of $13.5 million. The reduced renewal of this contract is attributable to Mid Ocean providing additional capacity to Brockbank by way of the Company's investment in two new Lloyd's dedicated corporate vehicles, thereby reducing Brockbank's need for such reinsurance. The Company experienced a reduction in the property catastrophe excess of loss portfolio during the first quarter 1996. In addition, there were reductions in the underlying insurance policies, which comprise elements of the Company's proportional portfolio, during the first quarter 1996. As noted above, the Company's Japanese book of business declined by approximately $6.0 million during the second quarter 1996 compared with the second quarter 1995.

Premiums ceded during the six months ended April 30, 1996 were $24.5 million compared with $6.8 million for the six months ended April 30, 1995, an increase of $17.7 million. This increase is largely attributable to reinsurance purchased by Brockbank during the second quarter, as previously noted. As a result, net premiums written for the six months ended April 30, 1996 were $379.7 million compared to $350.3 million for the six months ended April 30, 1995, an increase of $29.3 million or 8.4%.

Net premiums earned during the six months ended April 30, 1996 were $204.4 million compared with $189.2 million during the same period in 1995, an increase of $15.2 million or 8.0%. This increase is attributable to a general increase in gross premiums written during 1996 and 1995 which continue to be earned during the current year. Premiums written are earned over the underlying risk period of each contract commencing at the inception of the contract. Generally the risk period is one year but can be longer in certain cases.

Net investment income was $38.9 million during the six months ended April 30, 1996 compared to $36.0 million during the same period in 1995, an increase of $2.9 million or 8.1%. The increase results from a larger investment base offset by lower investment yields when compared with the previous year.

Net gains on investments were $7.2 million during the six months ended April 30, 1996 compared with a loss of $16.9 million for the six months ended April 30, 1995. The fiscal 1996 year to date gain is attributable to gains realized on the sale of securities during the first quarter. The fiscal 1995 losses were largely attributable to the first quarter 1995 where there were realized losses on the sale of securities due to repositioning of the Company's fixed income portfolio in a period of declining market values together with unrealized currency losses on bonds and forward currency contracts.

As previously noted, managing agency income is attributable to both earned profit commissions and fee income in respect of Brockbank which is included in these accounts for the first time during the second quarter 1996. Accordingly, there is no prior period comparative figure.

As a result of the above, total revenues for the six months ended April 30, 1996 were $255.4 million compared with $209.5 million for the six months ended April 30, 1995, an increase of $45.9 million or 21.9%.

Expenses

The following table sets forth the Company's expenses, combined ratio and components thereof for the periods indicated:


                                            SIX MONTHS ENDED APRIL 30,       PERCENT
                                               1996             1995          CHANGE
                                               -----            ----

Net losses and loss expenses incurred        $ 98,337         $102,682         (4.2%)
                                             --------         --------         ----
Acquisition expenses                           32,385           26,422         22.6%
Operational expenses                           12,141            6,413         89.3%
Organizational expenses                             0              306         --
                                             --------         --------         ----
Total underwriting expenses                    44,526           33,141         34.4%

Managing agency expenses                        2,080                0         --
                                             --------         --------         ----

Total expenses                               $144,943         $135,823          6.7%
                                             ========         ========         ====

Net loss and loss expense ratio                  48.1%            54.3%
                                             --------         --------

Acquisition expense ratio                        15.9%            14.0%
Operational expense ratio                         5.9%             3.5%
                                             --------         --------
Underwriting expense ratio                       21.8%            17.5%

Combined ratio                                   69.9%            71.8%
                                             ========         ========



The Company incurred net losses and loss expenses during the six months ended April 30,1996 of $98.3 million or 48.1% of net premiums earned compared with $102.7 million or 54.3% of net premiums earned during the six months ended April 30, 1995, a decrease of $4.4 million or 4.2%. There were no significant catastrophic losses reported during the six months ended April 30, 1996 or 1995. The decrease in net losses and loss expenses incurred is attributable to the ongoing actuarial review process which has resulted in the reduction of reserves previously established for prior underwriting years.

Underwriting expenses are comprised of acquisition expenses and operational expenses (which includes organizational expenses). Underwriting expenses for the six months ended April 30, 1996 were $44.5 million or 21.8% of net premiums earned compared with $33.1 million or 17.5% of net premiums earned for the six months ended April 30, 1995. This represents an increase of $11.4 million which is primarily attributable to increased costs resulting from the Brockbank Group and, to a lesser extent, Mid Ocean's London branch. The increase in the underwriting expense ratio results primarily from increased expenses as noted above and the relatively low net earned premium from the Brockbank Group.

The acquisition expense ratio was 15.9% for the six months ended April 30, 1996 compared with 14.0% for the six months ended April 30, 1995. The increase is largely attributable to higher commissions on certain proportional contracts. Included in the first six months of 1996 operational expenses is approximately $0.8 million of long term incentive compensation which was awarded and subsequently vested during that period.

Managing agency expenses reflects costs attributable to operating the Brockbank managing agency. A portion of these costs are allocated to and recovered from the syndicates under management based on the underwriting capacity of each syndicate. As this expense is first reflected during the quarter ended April 30, 1996, there is no prior year comparative.

Net income before income tax and minority interest for the six months ended April 30, 1996 was $110.4 million compared with $73.6 million for the six months ended April 30, 1995, an increase of $36.8 million or 50.0%. Income tax of $1.7 million represents the Company's estimate of tax liability in respect of the Company's branch and Brockbank Group in the United Kingdom. The Company's branch did not exist during the same period of 1995 nor had the Brockbank transaction taken place at that time. Accordingly, there were no comparable income taxes during the six months ended April 30, 1995.

Minority interest represents that portion of the Brockbank Group included in the Company's results of operations as described above which belongs to the minority shareholders of Brockbank.

FINANCIAL CONDITION AND LIQUIDITY

As a holding company, the Company's assets consist of its investment in the stock of Mid Ocean. The Company relies primarily on cash dividends from Mid Ocean to the Company, which are restricted to retained earnings and could be further limited under Bermuda insurance law. The Insurance Act of 1978 of Bermuda, as amended by the Insurance Amendment Act of 1995 of Bermuda, requires Mid Ocean to maintain a minimum solvency margin and minimum liquidity ratio. Provisions of the above noted Acts are not expected to limit payment of any required dividends from retained earnings by Mid Ocean to the Company.

At April 30, 1996, shareholders' equity was $1,019.4 million, of which $405.8 million was retained earnings. At April 30, 1996, Mid Ocean held $135.0 million of cash and cash equivalents compared with $215.0 million at October 31, 1995. The decrease is attributable to an increased level of investment of the Company's cash and cash equivalents and the cash in-flow from reinsurance premiums receivable. In addition, the Company repurchased $5.7 million of its stock during April 1996 of which $2.8 million was settled. An additional $7.8 million was repurchased subsequent to April 30, 1996. Approximately $12.6 million of the $75 million authorized by the Board of Directors for repurchase of shares in March 1995 remains at June 14, 1996. The Company has no debt.

Net cash flow provided by operating activities for the six months ended April 30, 1996 was $154.9 million compared with $147.3 million during the same period of 1995. This results primarily from receipt of premium income net of paid losses, acquisition costs and other related expenses. Mid Ocean expects cash flows will continue to be strong, primarily as a result of net reinsurance premium receipts and investment income. Mid Ocean is unable to predict its cash outflows, as they will be substantially determined by loss payments and particularly large catastrophes if they occur. As a consequence, cash flow may fluctuate between individual fiscal quarters and fiscal years.

Primarily because of the potential for large loss payments, Mid Ocean's investment portfolio is structured to provide a high level of liquidity to meet its obligations. At April 30, 1996, Mid Ocean's investment portfolio, measured at fair value, including accrued investment income and trades pending settlement and cash and cash equivalents, was $1,373.0 million compared with $1,272.1 million at October 31, 1995. The investment portfolio is presently made up of bonds, mortgage and asset-backed securities and short-term investments. At April 30, 1996, 91.2% of the fair value of securities held was in US Government securities or in obligations rated "AA" or better by Moody's Investor Services Inc or Standard & Poor's Corporation. The balance was in investment grade fixed income securities. The Company presently has no investments in real estate or mortgage loans. All fixed maturity and short-term investments are currently classified as securities available for sale and are carried at fair value.


Under the terms of certain reinsurance contracts, Mid Ocean is required to provide letters of credit to reinsureds in respect of reported claims and/or unearned premiums. Mid Ocean has letter of credit facilities of $274 million. These facilities are secured by a lien on a portion of Mid Ocean's investment portfolio. At April 30, 1996, Mid Ocean had provided letters of credit amounting to $164.7 compared with $71.2 million at October 31, 1995. Letters of credit are required by certain ceding companies to support unearned premiums and loss reserves and in the case of the two Lloyd's corporate syndicates managed by Brockbank, letters of credit were issued in the equivalent amount of $73.9 million in lieu of capital.

On December 29, 1995, Mid Ocean completed a transaction to acquire 51% ownership of the Brockbank Group, in exchange for 49% of a wholly owned subsidiary capitalized at $78 million which, in turn, had capitalized two limited liability dedicated corporate syndicates at Lloyd's. The initial investment in the two corporate syndicates is supported by a cash deposit of approximately $1.5 million together with a letter of credit of approximately $76.5 million. Due to the uncertainties surrounding Lloyd's, the transaction may be unwound by Mid Ocean if certain events, principally related to the Lloyd's Reconstruction and Renewal Plan, occur or fail to occur before September 1, 1996, including a material adverse change in respect of Lloyd's or Brockbank. In this event, Mid Ocean will continue to support the two new corporate syndicates for at least the 1996 calendar year of account. In the event that the transaction proceeds and is not unwound as noted above, Mid Ocean has undertaken to make an offer by September 1, 1997, based on a valuation pursuant to a specified procedure by an independent banking firm, to acquire all outstanding Brockbank shares for either cash, loan notes or ordinary shares in Mid Ocean.

The Company has made no significant capital expenditures during the six months ended April 30, 1996 other than its investment of $78 million in Brockbank. The Company has committed to invest up to $18.7 million, principally as a special limited partner in The Trident Partnership L.P. ("Trident"), a limited partnership organized for investment in the insurance industry. At April 30, 1996 and October 31, 1995, the investment in Trident was $5.6 million and $2.5 million respectively. The Company expects to invest between $0.8 million and $2.1 million in June 1996.

The Company's common stock commenced trading on the New York Stock Exchange on May 30, 1996.

                            PART II OTHER INFORMATION

                                MID OCEAN LIMITED

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders, held February 29, 1996, the following actions were taken:

         a. The stockholders adopted a resolution to increase the number of Class A Ordinary Shares of the Company reserves for issuance upon exercise of options to be granted under the 1993 Long Term Incentive and Share Award Plan from 1,500,000 to 2,250,000 by the following vote:

                  For                                          22,449,860
                  Against                                       3,043,197
                  Abstentions                                      42,260
                  Broker No Vote                                  124,930


         b. The stockholders appointed KPMG Peat Marwick, Bermuda, to act as the independent auditors of the Company for the fiscal year ending October 31, 1996 by the following vote:

                  For                                          25,647,046
                  Against                                           3,485
                  Abstentions                                       9,716


         c. The stockholders elected the following nominees as Directors by the following vote:


                  Nominee Elected                    Class of Director               For                Against
                  ------------------------------------------------------------------------------------------------
                  Robert J Newhouse Jr               Class III Director           25,645,432            14,815
                  Geoffrey Elliott                   Class III Director           25,640,682            19,565
                  Michael P Esposito Jr              Class III Director           25,644,382            15,865
                  Roberto G Mendoza                  Class III Director           25,645,522            14,725
                  Frank J Tasco                      Class III Director           25,642,132            18,115


         Class III Directors will serve until the 1999 Annual Meeting of Stockholders. Class I Directors will serve until the 1997 Annual meeting. Class II Directors will serve until the 1998 Annual Meeting

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
No reports on Form 8-K were filed during the three months ended April 30, 1996.

                                                                      EXHIBIT 11

                                MID OCEAN LIMITED

                       COMPUTATIONS OF EARNINGS PER SHARE
                                   (UNAUDITED)
          (Thousands of US Dollars except share and per share amounts)

                                                   QUARTER ENDED                      SIX MONTHS ENDED
                                         APRIL 30, 1996     APRIL 30, 1995     APRIL 30, 1996     APRIL 30, 1995



Net Income                                 $    50,972        $    55,579        $   108,787        $    73,643
                                           ===========        ===========        ===========        ===========

Weighted average ordinary
shares outstanding                          34,619,143         36,318,692         34,587,524         36,318,692

Common share equivalents
associated with options                      2,369,933          1,672,000          2,338,476          1,641,538
                                           -----------        -----------        -----------        -----------

Ordinary shares  and ordinary share
equivalents outstanding                     36,989,076         37,990,692         36,926,000         37,960,230
                                           ===========        ===========        ===========        ===========

Earnings per ordinary share
and ordinary share equivalent              $      1.38        $      1.46        $      2.95        $      1.94
                                           ===========        ===========        ===========        ===========

                                MID OCEAN LIMITED

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 MID OCEAN LIMITED
                                              -------------------------
                                                   (Registrant)

                                              /s/  CHARLES F HAYS
                                              -------------------------
                                                   CHARLES F HAYS
                                              Executive Vice President,
                                      Chief Financial and Administrative Officer
                                            (Principal Financial Officer
                                              and Duly Authorized Officer)

                                             /s/    JOHN M WADSON
                                             -------------------------
                                                    JOHN M WADSON
                                       Vice President, Treasurer and Secretary
                                            (Principal Accounting Officer
                                              and Duly Authorized Officer)

June 14, 1996
- -------------------------
Date

                                EXHIBIT INDEX


Exhibit No.                      Description
- -----------                      -----------

11                   Computations of Earnings Per Share (see page 17)

27                   Financial Data Schedule