Form 10-Q
period 1996-07-31
MID OCEAN LTD
filed 1996-09-16
CIK 906247

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JULY 31, 1996

                                       OR

 / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X     No ___

   As of September 12, 1996 there were outstanding 32,245,076 Class A Ordinary Shares and 2,052,000 Class C Ordinary Shares, each of $0.20 par value, of the registrant.

                                MID OCEAN LIMITED

                                      INDEX

PART I - FINANCIAL INFORMATION
- ------------------------------------------------------------------------------------
          Financial Statements:                                                 Page

          Consolidated Balance Sheets                                            3
          at July 31, 1996 (unaudited) and October 31, 1995

          Consolidated Statements of Operations                                  4
          for the quarter and nine months ended July 31, 1996 and
          1995 (unaudited)

          Consolidated Statements of Cash Flows                                  5
          for the nine months ended July 31, 1996 and 1995 (unaudited)

          Notes to Consolidated Financial Statements (unaudited)                 6

          Management Discussion and Analysis of Financial                        7
          Condition and Results of Operations

PART II - OTHER INFORMATION
- ------------------------------------------------------------------------------------

          Item 6 Exhibits and Reports on Form 8-K                               16

          Exhibit 11 Computation of Earnings per Share                          17

          Signatures                                                            18

                          PART I. FINANCIAL INFORMATION
                                MID OCEAN LIMITED
                           CONSOLIDATED BALANCE SHEETS
                      (THOUSANDS OF UNITED STATES DOLLARS)

                                                                     JULY 31, 1996      OCTOBER 31, 1995
ASSETS                                                                (UNAUDITED)          (AUDITED)
- -------------------------------------------------------------------------------------------------------
Investments available for sale:
  Fixed maturities  at fair value                                      $ 1,316,962        $ 1,141,069
  (Amortized cost $1,331,659; 1995: $1,127,785)
  Short-term investments at fair value                                       2,936             30,712
                                                                       -----------        -----------
  (Amortized cost $2,925; 1995: $30,714)
Total investments available for sale                                     1,319,898          1,171,781
Unquoted investments; at cost                                                7,914              3,453
Cash and cash equivalents                                                  133,387            215,048
Accrued investment income                                                   24,822             21,272
Reinsurance premiums receivable                                            328,774            202,762
Funds withheld by cedents                                                    6,409              4,531
Outstanding losses recoverable from reinsurers                              11,426              7,061
Prepaid reinsurance premiums                                                14,494              5,476
Profit commissions receivable                                               57,746                  0
Deferred acquisition costs                                                  52,380             22,774
Goodwill                                                                    30,726                  0
Other assets                                                                10,994              1,350
                                                                       -----------        -----------
Total assets                                                           $ 1,998,970        $ 1,655,508
                                                                       ===========        ===========
LIABILITIES
- -------------------------------------------------------------------------------------------------------
Reserve for losses and loss expenses                                   $   403,922        $   336,051
Reserve for unearned premiums                                              377,456            206,335
Investments pending settlement                                              49,470            135,966
Reinsurance balances payable                                                12,196                  0
Other liabilities                                                           53,962              8,362
                                                                       -----------        -----------
Total liabilities                                                          897,006            686,714

Minority interest                                                           51,482                  0
                                                                       -----------        -----------
Total liabilities and minority interest                                $   948,488        $   686,714
                                                                       -----------        -----------
SHAREHOLDERS' EQUITY
- -------------------------------------------------------------------------------------------------------
Ordinary Shares (par value $0.20; authorized 200,000,000 shares;
  issued and outstanding, 34,297,076; 1995:34,555,192)                 $     6,859        $     6,911
Additional paid-in capital                                                 623,299            632,926
Net unrealized (depreciation) appreciation on investments                  (15,346)            13,789
Foreign currency translation adjustments                                       (12)                 0
Deferred compensation                                                       (2,177)                 0
Retained earnings                                                          437,859            315,168
                                                                       -----------        -----------
Total shareholders' equity                                             $ 1,050,482        $   968,794
                                                                       -----------        -----------
Total liabilities and shareholders' equity                             $ 1,998,970        $ 1,655,508
                                                                       ===========        ===========
- -------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

                                MID OCEAN LIMITED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
    (THOUSANDS OF UNITED STATES DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                     QUARTER ENDED                           NINE MONTHS ENDED
REVENUES                                    JULY 31, 1996       JULY 31, 1995         JULY 31, 1996     JULY 31, 1995
- ----------------------------------------------------------------------------------------------------------------------
Gross premiums written                        $116,370            $ 67,848              $ 520,547           $ 424,960
Change in unearned premiums                      6,332              25,674               (182,115)           (137,656)
                                              --------            --------               --------           ---------
Premiums earned                                122,702              93,522                338,432            287,304

Premiums ceded                                   8,914               1,504                 33,441               8,283
Change in prepaid premiums                        (314)              1,222                (13,490)               (955)
                                              --------            --------               --------           ---------
Premiums ceded                                   8,600               2,726                 19,951               7,328

Net premiums earned                            114,102              90,796                318,481             279,976
Net investment income                           21,052              18,716                 60,009              54,763
Net (losses) gains on investments               (8,396)             15,308                 (1,200)             (1,616)
Exchange gain (loss)                             1,404              (1,362)                   309                (199)
Managing agency income                           4,719                   0                  9,671                   0
Other income                                     1,178                   0                  2,210                   0
                                              --------            --------               --------           ---------
Total Revenues                                $134,059            $123,458              $ 389,480           $ 332,924
                                              ========            ========               ========            ========

EXPENSES
- ----------------------------------------------------------------------------------------------------------------------
Losses and loss expenses incurred             $ 61,390             $39,951              $ 161,032           $ 141,380
Reinsurance recoveries                          (4,651)               (144)                (5,956)              1,109
                                              --------            --------               --------           ---------
Net losses and loss expenses incurred           56,739              39,807                155,076             142,489

Acquisition expenses                            19,343              12,122                 51,729              38,544
Managing agency expenses                         1,488                   0                  3,568                   0
Operational expenses                             9,138               5,235                 21,277              11,648
Organizational expenses                              0                 154                      0                 460
                                              --------            --------               --------           ---------

Total Expenses                                $ 86,708            $ 57,318              $ 231,650           $ 193,141
                                               =======             =======               ========            ========
Net income before tax
and minority interest                         $ 47,351            $ 66,140              $ 157,830           $ 139,783
Income tax                                        (624)                  0                 (2,295)                  0
Minority interest                                 (510)                  0                   (531)                  0
                                              --------            --------               --------           ---------
Net income                                    $ 46,217            $ 66,140              $ 155,004           $ 139,783
                                               =======             =======               ========            ========

PER SHARE DATA
- ----------------------------------------------------------------------------------------------------------------------
Net income per ordinary share                   $1.26                  $1.76                $4.21                 $3.70
Dividend per ordinary share                     $0.4125                $0.25                $0.9375               $0.50
Weighted average number of
ordinary shares outstanding               36,686,797           37,499,073            36,845,573            37,802,517
- ----------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

                                MID OCEAN LIMITED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                      (THOUSANDS OF UNITED STATES DOLLARS)

                                                                                  NINE MONTHS ENDED
                                                                     JULY 31, 1996                JULY 31, 1995
CASH FLOWS FROM OPERATING ACTIVITIES                                   (UNAUDITED)                  (UNAUDITED)
- -----------------------------------------------------------------------------------------------------------------
Net Income                                                            $155,004                        $ 139,783
Adjustment to reconcile net income to cash provided
  by operating activities:
Amortization of premiums on investments                                  7,267                            1,212
Amortization of goodwill                                                 1,075                                0
Amortization of organizational expenses                                      0                              460
Provision for depreciation                                                 539                              404
Share grants                                                               958                                0
Net losses on investments                                               1,200                             1,616
Minority interest                                                          531                                0
Accrued investment income                                               (2,927)                           1,115
Reinsurance premiums receivable                                       (126,012)                        (137,224)
Deferred acquisition expenses                                          (29,606)                         (16,331)
Outstanding losses recoverable from reinsurers                          (4,365)                           3,906
Prepaid reinsurance premiums                                            (9,018)                            (869)
Profit commissions receivable                                           (8,190)                               0
Reserve for losses and loss expenses                                    67,871                           81,464
Reserve for unearned premiums                                          171,121                          134,343
Reinsurance balances payable                                            12,196                             (217)
Other liabilities                                                        6,834                                0
Foreign currency translation adjustment                                    (23)                               0
Funds withheld by cedents                                               (1,878)                          (1,108)
Other assets                                                            (4,457)                             502
                                                                      --------                       ----------
Net cash provided by operating activities                             $238,120                         $209,056
                                                                       =======                          =======
CASH FLOWS FROM INVESTING ACTIVITIES
- -----------------------------------------------------------------------------------------------------------------
Proceeds from sale and maturity of investments                       2,543,546                        2,641,238
Purchase of investments available for sale                          (2,753,734)                      (2,650,749)
Deferred gains on forward contracts                                     (1,146)                             (50)
Purchase of unquoted investments                                        (4,461)                          (1,498)
Net investment in Brockbank Group                                      (58,857)                               0
                                                                     ---------                      -----------
Net cash applied to investing activities                             ($274,652)                        ($11,059)
                                                                      ========                          =======
CASH FLOWS FROM FINANCING ACTIVITIES
- -----------------------------------------------------------------------------------------------------------------
Options exercised                                                          630                                0
Repurchase of shares                                                   (13,444)                         (48,929)
Dividends paid                                                         (32,315)                         (17,784)
                                                                       -------                          -------
Net cash applied to financing activities                              ($45,129)                        ($66,713)
                                                                       =======                          =======


NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                  ($81,661)                        $131,284

BALANCE AT BEGINNING OF PERIOD                                        $215,048                         $184,569
                                                                       -------                          -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $133,387                         $315,853
                                                                       =======                          =======
- -----------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

                                MID OCEAN LIMITED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note A:  BASIS OF PRESENTATION

The accompanying consolidated financial statements have not been audited except for the balance sheet at October 31, 1995. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the quarters and nine month periods ended July 31, 1996 and 1995, the financial position at July 31, 1996 and the cash flows for the nine month periods ended July 31, 1996 and 1995. The results of operations for the nine months ended July 31, 1996 are not necessarily indicative of future financial results.

NOTE B:  INVESTMENT IN SUBSIDIARY

On December 29, 1995, the shareholders of The Brockbank Group plc agreed to combine the business of its subsidiaries, principally a Lloyd's managing agency, with a subsidiary of Mid Ocean which in turn has invested $78 million in two new Lloyd's dedicated corporate syndicates. Such combination resulted in the formation of the Brockbank Group. As a result of this combination, which has been accounted for under the purchase method, Mid Ocean owns 51% of the Brockbank Group. Goodwill resulting from this transaction is currently estimated at approximately $31 million which the Company is amortizing on a straight line basis over 15 years.

The results of the Brockbank Group's second quarter and six month period of operations ended June 30, 1996 have been included in the Company's earnings for the quarter and year to date ended July 31, 1996.

                                MID OCEAN LIMITED

                   MANAGEMENT DISCUSSION & ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

The following is a discussion of the Company's results of operations and financial condition. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto of the Company for the quarter and nine months ended July 31, 1996 and the consolidated financial statements for the year ended October 31, 1995 and the notes thereto included in the Company's Annual Report on Form 10-K. The results of operations for any fiscal period are not necessarily indicative of future financial results. Unless otherwise indicated, reference to the Company includes Mid Ocean Reinsurance Company Ltd, its wholly owned subsidiary ("Mid Ocean") and Mid Ocean's 51% ownership of the Brockbank Group ("Brockbank").

RESULTS OF OPERATIONS

Third Quarter ended July 31, 1996 compared with the Third Quarter ended July 31, 1995

Net income for the quarter was $46.2 million compared with $66.1 million for the quarter ended July 31, 1995, a decrease of 30.1%.

Net operating income, excluding net gains or losses on investments, for the quarter ended July 31, 1996 was $54.6 million compared with $50.8 million for the quarter ended July 31, 1995, an increase of 7.4%.

Revenues

The following table depicts the Company's revenues for the periods shown below:

                                                                 QUARTER ENDED JULY 31,
                                                              -------------------------------                  PERCENT
                                                              1996                       1995                  CHANGE
                                                              ----                       ----                  ------
Dollars in thousands
Gross premiums written                                    $116,370                    $67,848                   71.5%
Premiums ceded                                               8,914                      1,504                    -
                                                        ----------                  ---------                   -----
Net premiums written                                      $107,456                    $66,344                   62.0%
                                                          ========                    =======                   =====
Net premiums earned                                        114,102                     90,796                   25.7%
Net investment income                                       21,052                     18,716                   12.5%
Net (losses)/gains on investments                           (8,396)                    15,308                    -
Exchange gain (loss)                                         1,404                     (1,362)                   -
Managing agency income                                       4,719                          0                    -
Other income                                                 1,178                          0                    -
                                                        ----------                  ---------                   -----
Total revenues                                            $134,059                   $123,458                    8.6%
                                                          ========                   ========                  ======

Gross premiums written for the quarter ended July 31, 1996 were $116.4 million compared with $67.8 million for the quarter ended July 31, 1995, an increase of $48.6 million or 71.5%. This increase is largely attributable to the Company's investment in the Brockbank Group which, through two Lloyd's corporate syndicates, contributed $45.5 million of gross premiums written during the quarter.

Premiums ceded for the quarter ended July 31, 1996 were $8.9 million compared with $1.5 million for the quarter ended July 31, 1995, an increase of $7.4 million. For the quarter ended July 31, 1996, $2.9 million is attributable to Brockbank which normally purchases reinsurance protection. Approximately $6.0 million of premiums ceded during the third quarter of 1996 results from Mid Ocean's operations. In addition to the normal common account reinsurance protection associated with certain of the Company's proportional contracts, the Company also purchased reinsurance protection on certain aspects of its book of business at a cost of approximately $4.0 million.

As a result of the above, net premiums written for the quarter ended July 31, 1996 were $107.5 million compared to $66.3 million for the quarter ended July 31, 1995, an increase of $41.2 million or 62.0%.

Net premiums earned during the quarter ended July 31, 1996 were $114.1 million compared with $90.8 million during the quarter ended July 31, 1995, an increase of $23.3 million or 25.7%. Approximately $100.6 million of net premiums earned is attributable to the Mid Ocean book of business and is comparable to the $90.8 million of net premiums earned during the third quarter of 1995. Approximately $13.5 million is attributable to the Brockbank Group. The majority of premiums resulting from Brockbank are earned in excess of 12 months; hence the low contribution to net premiums earned during the quarter.

Net investment income was $21.0 million in the quarter ended July 31, 1996 compared with $18.7 million in the third quarter of 1995. The increase results from a larger investment base off-set by lower investment yields; 6.1% during the quarter ended July 31, 1996 compared with 6.4% during the same quarter in 1995.

Net losses on investments were $8.4 million during the quarter ended July 31, 1996 compared with gains of $15.3 million during the quarter ended July 31, 1995. The loss reported during the third quarter of 1996 is primarily attributable to the sale of securities in a period of declining market values where interest rates increased approximately 20 basis points in the Company's portfolio, whereas the gain in the same quarter of 1995 is attributable to increasing market values resulting from a decrease in interest rates of approximately 50 basis points.

Managing agency income reflects revenue earned by the Brockbank managing agency in respect of its management of five Lloyd's underwriting syndicates, two of which are dedicated corporate syndicates which are included in Mid Ocean's operating results, as noted above, although agency income with respect to these two syndicates has been eliminated on consolidation. Also included are earned profit commissions which relate to the 1994 and 1995 underwriting years. As this income was first reflected during the quarter ended April 30, 1996, there is no prior year comparative.

Other income of $1.2 million is fee income resulting from Brockbank's direct marketing motor business. There is no prior period comparative amount, as results arising from the Brockbank acquisition on December 29, 1995, were first reflected in Mid Ocean's results for the quarter ended April 30, 1996. As a result of the above, total revenues for the quarter ended July 31, 1996 were $134.1 million compared with $123.5 million for the third quarter of 1995, an increase of $10.5 million.

Expenses

The following table sets forth the Company's expenses, combined ratio and components thereof for the periods indicated:

                                              QUARTER ENDED JULY 31,       PERCENT
                                              1996           1995          CHANGE
                                              -----          ----          ------
Net losses and loss expenses incurred       $56,739        $39,807          42.5%

Acquisition expenses                         19,343         12,122          59.6%
Operational expenses                          9,138          5,235          74.6%
Organizational expenses                           0            154          --
                                            -------        -------        ------
Total underwriting expenses                  28,481         17,511          62.6%

Managing agency expenses                      1,488              0          N/A
                                            -------        -------        ------

Total expenses                              $86,708        $57,318          51.3%
                                            =======        ========       ======
Net loss and loss expense ratio                49.7%          43.8%
                                            -------        --------
Acquisition expense ratio                      17.0%          13.4%
Operational and organizational
  expense ratio                                 8.0%           5.9%
                                            -------        -------
Underwriting expense ratio                     25.0%          19.3%
                                            -------        -------
Combined ratio                                 74.6%          63.1%
                                            =======        =======

The Company incurred net losses and loss expenses during the quarter ended July 31, 1996, of $56.7 million or 49.7% of net premiums earned compared with $39.8 million or 43.8% of net premiums earned during the quarter ended July 31, 1995, an increase of $16.9 million or 42.5%. Net losses incurred by the two corporate syndicates, which did not exist in the third quarter of 1995, were $12.0 million for the quarter ended July 31, 1996. Net losses incurred for the Company excluding the corporate syndicates were $44.7 million for the quarter ended July 31, 1996, which is an increase over the prior year's period of $4.9 million. This is due to a higher earned premium base in 1996 together with a $2.5 million provision net of reinsurance recoveries which the Company has included for the TWA 800 loss on July 17, 1996. In addition, there was a $5.0 million reserve decrease for the Great Hanshin, Kobe earthquake during the quarter ended
July 31, 1995.

Underwriting expenses are comprised of acquisition expenses and operational expenses (which includes organizational expenses). Underwriting expenses for the quarter ended July 31, 1996 were $28.5 million or 25.0% of net premiums earned compared with $17.5 million or 19.3% of net premiums earned during the quarter ended July 31, 1995. This represents an increase of $11.0 million which is primarily attributable to increased costs resulting from the dedicated Lloyd's corporate capital syndicates included in the Brockbank Group and, to a lesser extent, Mid Ocean's London branch. The increase in the underwriting expense ratio results primarily from increased expenses when compared to the relatively low net earned premiums from the Brockbank Group. The acquisition expense ratio was 17.0% for the quarter ended July 31, 1996 compared with 13.4% for the third quarter of 1995. The increase is attributable to higher commissions on certain of the Company's proportional contracts together with the inclusion of the corporate syndicates' results where higher commission rates are paid to ceding companies.

As a result of the above, total expenses for the quarter ended July 31, 1996 were $86.7 million compared with $57.3 million during the quarter ended July 31, 1995.

Managing agency expenses reflect the cost of operating the Brockbank managing agency. A portion of these costs are allocated to and recovered from the syndicates (shown in revenues as managing agency income) under management based on the underwriting capacity of each syndicate. As this expense was first reflected during the quarter ended April 30, 1996, there is no prior year comparative.

Net income before income tax and minority interest for the quarter ended July 31, 1996 was $47.4 million compared with $66.1 million for the quarter ended July 31, 1995, a decrease of $18.7 million or 28.4%. Income tax of $0.6 million represents the Company's estimate of tax liability in respect of the Company's Branch and Brockbank Group in the United Kingdom. The Company's Branch did not exist during the third quarter of 1995, nor had the Brockbank transaction taken place at that time. Accordingly, there were no comparable income taxes during the quarter ended July 31, 1995.

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

Nine months ended July 31, 1996  compared with nine months ended July 31, 1995

For the nine months period ended July 31, 1996, net income was $155.0 million compared with $139.8 million for the nine months ended July 31, 1995, an increase of 10.9%.

Net operating income, excluding net gains or losses on investments, for the nine months ended July 31, 1996 was $156.2 million compared with $141.4 million for the nine months ended July 31, 1995, an increase of 10.5%.

Revenues

The following table depicts the Company's revenues for the periods shown below:

                                                             NINE MONTHS ENDED JULY 31,                     PERCENT
                                                            1996                       1995                  CHANGE
                                                           ----                       ----                  ------
Dollars in thousands

Gross premiums written                                    $520,547                   $424,960               22.5%
Premiums ceded                                              33,441                      8,283                -
                                                          --------                   --------               -----

Net premiums written                                      $487,106                   $416,677               16.9%
                                                          --------                   --------               -----

Net premiums earned                                       $318,481                   $279,976               13.8%

Net investment income                                       60,009                     54,763                9.6%
Net (losses) on investments                                 (1,200)                    (1,616)             (25.7%)
Exchange gain/(loss)                                           309                       (199)                 -
Managing agency income                                       9,671                          0                  -
Other income                                                 2,210                          0                  -
                                                          --------                   --------               ------
Total revenues                                            $389,480                   $332,924               17.0%
                                                          ========                   ========               ======

For the nine month period ended July 31, 1996, gross premiums written were $520.5 million compared with $425.0 million during the first nine months of 1995, an increase of 22.5%. This growth is largely attributable to the Company's investment in the Brockbank Group which, through its syndicates, represented $106.6 million of gross premiums written during the first nine months of 1996.

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

Premiums ceded during the nine months ended July 31, 1996 were $33.4 million compared with $8.3 million for the nine months ended July 31, 1995, an increase of $25.1 million. This increase is largely attributable to reinsurance purchased by Brockbank. As a result, net premiums written for the nine months ended
July 31, 1996 were $487.1 million compared to $416.7 million for the nine months ended July 31, 1995, an increase of $70.4 million or 16.9%.

Net premiums earned during the nine months ended July 31, 1996 were $318.5 million compared with $280.0 million during the same period in 1995, an increase of $38.5 million or 13.8%. This increase is attributable to a general increase in gross premiums written during 1996 and 1995 which continue to be earned during the current year together with the inclusion of the results of the corporate syndicates for the first time in 1996 which amount to $17.8 million. Premiums written are earned over the underlying risk period of each contract commencing at the inception of the contract. Generally the risk period is one year but can be longer in certain cases.

Net investment income was $60.0 million during the nine months ended July 31, 1996 compared to $54.8 million during the same period in 1995, an increase of $5.2 million or 9.6%. The increase results from a larger investment base offset by lower investment yields when compared with the previous year. The investment portfolio yielded 6.05% over the nine months to July 31, 1996 compared with 6.72% for the same period in 1995, annualized on a market value basis.

Net losses on investments were $1.2 million during the nine months ended July 31, 1996 compared with a loss of $1.6 million for the nine months ended July 31, 1995. The fiscal 1996 year to date loss is primarily attributable to losses realized on the sale of securities during the third quarter. The fiscal 1995 losses were largely attributable to the first quarter 1995 where there were realized losses on the sale of securities due to repositioning of the Company's fixed income portfolio in a period of declining market values together with unrealized currency losses on bonds and forward currency contracts.

As previously noted, managing agency income is attributable to both earned profit commissions and fee income in respect of Brockbank which was included in these accounts for the first time during the second quarter 1996. Accordingly, there is no prior period comparative figure.

As a result of the above, total revenues for the nine months ended July 31, 1996 were $389.5 million compared with $332.9 million for the nine months ended July 31, 1995, an increase of $56.6 million or 17.0%.

Expenses

The following table sets forth the Company's expenses, combined ratio and components thereof for the periods indicated:

                                                            NINE MONTHS ENDED JULY 31,            PERCENT
                                                             1996                1995             CHANGE
                                                            -----                ----
Net losses and loss expenses incurred                     $155,076             $142,489            8.8%

Acquisition expenses                                        51,729               38,544           34.2%
Operational expenses                                        21,277               11,648           82.7%
Organizational expenses                                          0                  460             -
                                                          --------             --------           -----
Total underwriting expenses                                 73,006               50,652           44.2%

Managing agency expenses                                     3,568                    0             -
                                                          --------             --------           -----
Total expenses                                            $231,650             $193,141           19.9%
                                                          ========             ========           =====
Net loss and loss expense ratio                              48.7%                 50.9%
                                                          --------             --------
Acquisition expense ratio                                    16.2%                 13.8%
Operational expense ratio                                     6.7%                  4.3%
                                                          --------             ---------
Underwriting expense ratio                                   22.9%                 18.1%
                                                          --------             ---------
Combined ratio                                               71.6%                 69.0%
                                                          ========             =========

The Company incurred net losses and loss expenses during the nine months ended July 31, 1996 of $155.1 million or 48.7% of net premiums earned compared with $142.5 million or 50.9% of net premiums earned during the nine months ended July 31, 1995, an increase of $12.6 million or 8.8%.

There were no significant catastrophic losses reported during the nine months ended July 31, 1996 or 1995. The slight decrease in loss ratio is attributable to the ongoing actuarial review process which has resulted in the reduction of reserves previously established for prior underwriting years.

Underwriting expenses are comprised of acquisition expenses and operational expenses (which includes organizational expenses). Underwriting expenses for the nine months ended July 31, 1996 were $73.0 million or 22.9% of net premiums earned compared with $50.7 million or 18.1% of net premiums earned for the nine months ended July 31, 1995. This represents an increase of $22.3 million which is primarily attributable to increased costs resulting from the Brockbank Group and, to a lesser extent, Mid Ocean's London branch together with increases on the Bermuda book of business related to increased net premiums earned on that book of business. In addition, included in the first nine months of 1996 operational expenses is approximately $0.9 million of long term incentive compensation which was awarded and subsequently vested during that period. Approximately $2.2 million of this incentive compensation is deferred in the balance sheet and will be expensed over the next five years as the awards vest. The increase in the underwriting expense ratio results primarily from increased expenses as noted above and the relatively low net earned premium from the Brockbank Group.

The acquisition expense ratio was 16.2% for the nine months ended July 31, 1996 compared with 13.8% for the nine months ended July 31, 1995. The increase is largely attributable to higher commissions on certain proportional contracts and inclusion of the corporate syndicates' results where higher commission rates are paid to ceding companies.

Managing agency expenses reflect costs attributable to operating the Brockbank managing agency. A portion of these costs are allocated to and recovered from the syndicates under management based on the underwriting capacity of each syndicate. As this expense was first reflected during the quarter ended April 30, 1996, there is no prior year comparative.

Net income before income tax and minority interest for the nine months ended July 31, 1996 was $157.8 million compared with $139.8 million for the nine months ended July 31, 1995, an increase of $18.0 million or 12.9%. Income tax of $2.3 million represents the Company's estimate of tax liability in respect of the Company's branch and Brockbank Group in the United Kingdom. The Company's branch did not exist during the same period of 1995 nor had the Brockbank transaction taken place at that time. Accordingly, there were no comparable income taxes during the nine months ended July 31, 1995.

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

At July 31, 1996, shareholders' equity was $1,050.5 million, of which $437.9 million was retained earnings. At July 31, 1996, Mid Ocean held $133.4 million of cash and cash equivalents compared with $215.0 million at October 31, 1995. The decrease is attributable to an increased level of investment of the Company's cash and cash equivalents. In addition, the Company repurchased $13.4 million of its stock during the nine months ended July 31 1996. Approximately $12.6 million of the $75 million authorized by the Board of Directors for repurchase of shares in March 1995 remains at September, 1996. The Company has no debt.

Net cash flow provided by operating activities for the nine months ended July 31, 1996 was $238.1 million compared with $209.1 million during the same period of 1995. This results primarily from receipt of premium income net of paid losses, acquisition costs and other related expenses. Mid Ocean expects cash flows will continue to be strong, primarily as a result of net reinsurance premium receipts and investment income. Mid Ocean is unable to predict its cash outflows, as they will be substantially determined by loss payments and particularly large catastrophes if they occur. As a consequence, cash flow may fluctuate between individual fiscal quarters and fiscal years.

Primarily because of the potential for large loss payments, Mid Ocean's investment portfolio is structured to provide a high level of liquidity to meet its obligations. At July 31, 1996, Mid Ocean's investment portfolio, measured at fair value, including accrued investment income and trades pending settlement and cash and cash equivalents, was $1,428.6 million compared with $1,272.1 million at October 31, 1995. The investment portfolio is presently made up of bonds, mortgage and asset-backed securities and short-term investments. At July 31, 1996, 91.3% of the fair value of securities held was in US Government securities or in obligations rated "AA" or better by Moody's Investor Services Inc or Standard & Poor's Corporation. The balance was in investment grade fixed income securities with the exception of $4.0 million, (fair value), which were rated BA2. The Company presently has no investments in real estate or mortgage loans. All fixed maturity and short-term investments are currently classified as securities available for sale and are carried at fair value.

Under the terms of certain reinsurance contracts, Mid Ocean is required to provide letters of credit to reinsureds in respect of reported claims and/or unearned premiums. Mid Ocean has letter of credit facilities of $274 million. These facilities are secured by a lien on a portion of Mid Ocean's investment portfolio. At July 31, 1996, Mid Ocean had provided letters of credit amounting to $162.1 million compared with $71.2 million at October 31, 1995. Letters of credit are required by certain ceding companies to support unearned premiums and loss reserves. Included in the total noted above are letters of credit in the equivalent amount of $76.4 million which were issued in lieu of capital to support the two Lloyd's corporate syndicates managed by Brockbank.

On December 29, 1995, Mid Ocean completed a transaction to acquire 51% ownership of the Brockbank Group, in exchange for 49% of a wholly owned subsidiary capitalized at $78 million which, in turn, had capitalized two limited liability dedicated corporate syndicates at Lloyd's. The initial investment in the two corporate syndicates is supported by a cash deposit of approximately $1.5 million together with a letter of credit of approximately $76.4 million. Mid Ocean has undertaken to make an offer by September 1, 1997, based on a valuation pursuant to a specified procedure by an independent banking firm, to acquire all outstanding Brockbank shares for either cash, loan notes or ordinary shares in Mid Ocean.

The Company has made no significant capital expenditures during the nine months ended July 31, 1996 other than its investment of $78 million in Brockbank. The Company has committed to invest up to $18.7 million, principally as a special limited partner in The Trident Partnership L.P. ("Trident"), a limited partnership organized for investment in the insurance industry. At July 31, 1996 and October 31, 1995, the investment in Trident was $6.9 million and $2.5 million respectively.

                            PART II OTHER INFORMATION

                                MID OCEAN LIMITED

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
- ------------------------------------------------------------------------------

No reports on Form 8-K were filed during the three months ended July 31, 1996.

                                MID OCEAN LIMITED

                                   SIGNATURES

- -------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              MID OCEAN LIMITED

                                  ------------------------------------------
                                                (Registrant)

                                               CHARLES F HAYS
                                          Executive Vice President,
                                 Chief Financial and Administrative Officer
                                        (Principal Financial Officer
                                        and Duly Authorized Officer)

                                  ------------------------------------------
                                                JOHN M WADSON
                                   Vice President, Treasurer and Secretary
                                        (Principal Accounting Officer
                                        and Duly Authorized Officer)

Date:  September 16, 1996

                                EXHIBIT INDEX


EXHIBIT NO.                                    DESCRIPTION

   11                             COMPUTATIONS OF EARNINGS PER SHARE

   27                             FINANCIAL DATA SCHEDULE