Form 10-K
period 1996-10-31
MID OCEAN LTD
filed 1997-01-29
CIK 906247

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

/x/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                       EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended OCTOBER 31, 1996

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                         Commission File Number 0-22118

                                MID OCEAN LIMITED
             (Exact name of registrant as specified in its charter)

           Cayman Islands                              Not Applicable
   (State or other jurisdiction of                     (IRS Employer
   incorporation or organization)                   Identification Number)

          Richmond House, 12 Par-la-Ville Road, Hamilton HM 08, Bermuda
                    (Address of principal executive offices)
                        Telephone Number: (441) 292 1358
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                               Title of each class
               Class A Ordinary Shares, Par Value $0.20 per Share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ___

The aggregate market value of the shares of all classes of voting stock of the registrant held by non-affiliates of the registrant on January 22, 1997 was approximately $1,781.7 million computed upon the basis of the closing sales price of the Ordinary Shares on that date. For purposes of this computation, shares held by directors and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

As of January 22, 1997 there were outstanding 34,793,246 Class A Ordinary Shares, 1,190,292 Class B Ordinary Shares and 1,860,000 Class C Ordinary Shares, each of $0.20 par value, of the registrant.

Documents Incorporated by Reference

Portions of the Registrant's annual report to security holders for the fiscal year ended October 31, 1996 (the "1996 Annual Report") are incorporated by reference in Parts II and IV of this Form 10-K.

The registrant's definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the annual meeting of shareholders scheduled to be held on March 6, 1997, is incorporated by reference in Part III of this Form 10-K.

Portions of the Registrant's Registration Statement on Form S-1 (File No. 33-63298) are incorporated by reference in Part I of this Form 10-K.

INDEX




PART I                                                                    PAGE

Item 1    Business......................................................     1
Item 2    Properties....................................................    11
Item 3    Legal Proceedings.............................................    11
Item 4    Submission of Matters to a Vote of Security Holders...........    12


PART II

Item 5    Market for the Registrant's Common Equity and Related
          Stockholder Matters ..........................................    12
Item 6    Selected Financial Data.......................................    14
Item 7    Management's Discussion and Analysis of Results of Operations
          and Financial Condition.......................................    14
Item 8    Financial Statements and Supplementary Data...................    14
Item 9    Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure..........................................    14


PART III

Item 10   Directors and Executive Officers of the Registrant............    14
Item 11   Executive Compensation........................................    14
Item 12   Security Ownership of Certain Beneficial Owners and
          Management....................................................    15
Item 13   Certain Relationships and Related Transactions................    15


PART IV

Item 14   Exhibits, Financial Statement Schedules and
          Reports on Form 8-K...........................................    15

                                     PART I



ITEM 1 - BUSINESS
INTRODUCTION

Mid Ocean Limited ("the Company") is a holding company incorporated in the Cayman Islands. Its principal offices are located in Bermuda. The Company, through its wholly owned subsidiary, Mid Ocean Reinsurance Company Ltd, a Bermuda company ("Mid Ocean"), is a leading reinsurer, providing property catastrophe, property risk excess of loss, property pro rata, marine, energy, aviation, satellite and other reinsurance to insurers and reinsurers on a worldwide basis. In addition, through its acquisition of 51% of the operating entities of The Brockbank Group plc, (the "Brockbank group" or "Brockbank" ), the Company also operates two leading Lloyd's of London ("Lloyd's") managing agencies and two dedicated corporate names which provides capital to two Lloyd's underwriting syndicates which are managed by Brockbank.

Organized in August 1992, Mid Ocean was the first company formed specifically to capitalize on the opportunity created by the then existing supply/demand imbalance for worldwide property catastrophe reinsurance. Beginning in 1987, a series of catastrophic events resulted in large losses for existing reinsurers, significant increases in premium rates and a reduction in property catastrophe reinsurance coverage available to primary insurance companies in the United States and other significant markets. Mid Ocean initially focused its efforts primarily on providing property catastrophe reinsurance to the world's leading insurers, many of whom are now reinsureds of Mid Ocean. In order to take advantage of favorable market opportunities and diversify its spread of business, Mid Ocean has written other primarily short tail lines that are not necessarily catastrophe-related. Mid Ocean assumes risks which are diversified by ceding company and geography. The majority of these risks have aggregate limits and varying attachment points.

In August 1995, Mid Ocean opened a branch office in London which commenced writing marine, energy, aviation and satellite excess of loss reinsurance November 1, 1995.

In December 1995, Mid Ocean entered into a series of transactions in which it acquired 51% of the Brockbank group. As a result the Company acquired a leading Lloyd's managing agent and funded two dedicated Lloyd's syndicates managed by Brockbank. In 1996, these two syndicates had an aggregate premium limit (i.e. underwriting capacity) of (pound)100 million (approximately $155 million) which increased to (pound)142 million (approximately $230 million) effective January 1, 1997. The Brockbank group also manages syndicates comprised of participating capital providers known as "Names", which had an aggregate premium limit of approximately (pound)465 million (approximately $720 million) in 1996 which increased to (pound)515 million (approximately $840 million) effective January 1, 1997. Mid Ocean has, from time to time, provided quota share reinsurance to the syndicates managed by Brockbank. The Company has undertaken to make an offer, by September 1, 1997, to acquire all the outstanding share capital of The Brockbank Group plc for either cash or ordinary shares of the Company, based upon a valuation by an independent banking firm pursuant to a specified procedure. The assets and liabilities and results of operations of the Brockbank group have been consolidated in the reported financial statements of the Company since its acquisition of Brockbank and as such, only three quarters of Brockbank operations for calendar year 1996 are included in the Company's results of operations for the Company's fiscal 1996. The Company's fiscal year ends on October 31 of any year while Brockbank and the Lloyd's syndicates' fiscal years end on December 31 of any year.

In August 1996, the Company established Mid Ocean Reinsurance Consulting GmbH, a wholly owned subsidiary located in Munich, Germany, which is Mid Ocean's Continental European contact office. In September 1996, the Company opened a branch office in Singapore. The Singapore office writes general reinsurance, treaty and facultative business.

The Company will continue to seek, on a selected basis, additional business opportunities with the goal of enhancing shareholder value.

Mid Ocean is a registered Bermuda reinsurance company and is subject to regulation and supervision in Bermuda, the United Kingdom and Singapore. The Brockbank group, including its managing agencies and dedicated corporate vehicles and underlying syndicates, is subject to United Kingdom and Lloyd's regulations and supervision. Neither the Company nor Mid Ocean is registered or licensed as an insurance company in any jurisdiction in the United States.

For the years ended October 31, 1996, 1995 and 1994, the Company reported gross premiums written of $566.3 million, $445.8 million and $358.6 million respectively. The following table sets forth the Mid Ocean and the Brockbank group's gross premiums written by subsidiary and within, by lines of business:


                                               FISCAL 1996                     FISCAL 1995                      FISCAL 1994
                                  ------------------------------------------------------------------------------------------------

                                           Gross                            Gross                            Gross
                                        Premiums        Percent          Premiums        Percent          Premiums        Percent
                                         Written       of Total           Written       of Total           Written       of Total
                                  (in thousands)                   (in thousands)                   (in thousands)
                                  ------------------------------------------------------------------------------------------------
MID OCEAN

Type of Business

Property Reinsurance:

   Property Catastrophe (1)             $170,376           30.1%         $204,316           45.8%         $214,023           59.7%
   Property Risk Excess of Loss           36,577            6.4%           33,264            7.5%           27,522            7.7%
   Property Pro Rata                      94,488           16.7%           95,699           21.5%           52,150           14.5%
                                        --------          -----          --------          -----          --------          -----
                                         301,441           53.2%          333,279           74.8%          293,695           81.9%
                                        --------          -----          --------          -----          --------          -----
Other Reinsurance:
   Marine & Energy                        59,238           10.4%           65,633           14.7%           39,371           11.0%
   Aviation & Satellite                   42,927            7.6%           33,025            7.4%           12,155            3.4%
   Other                                  15,117            2.7%           13,882            3.1%           13,399            3.7%
                                        --------          -----          --------          -----          --------          -----
                                         117,282           20.7%          112,540           25.2%           64,925           18.1%
                                        --------          -----          --------          -----          --------          -----
   Total - Mid Ocean                    $418,723           73.9%         $445,819            100%         $358,620            100%
                                        --------          -----          --------          -----          --------          -----
THE BROCKBANK GROUP (2)

Insurance and Reinsurance:
   Property                               24,087            4.3%               --             --                --             --
   Marine & Energy                        33,779            6.0%               --             --                --             --
   Aviation & Satellite                   16,774            2.9%               --             --                --             --
   Motor                                  54,515            9.6%               --             --                --             --
   Other                                  18,409            3.3%               --             --                --             --
                                        --------          -----          --------          -----          --------          -----

   Total - Brockbank                    $147,564           26.1%               --             --                --             --
                                        --------          -----          --------          -----          --------          -----

   TOTAL                                $566,287            100%         $445,819            100%         $358,620            100%
                                        ========          =====          ========          =====          ========          =====


(1)Includes four proportional retrocessions in fiscal year 1996 on property reinsurance which may include some non-catastrophe property reinsurance.

(2)Includes only gross premiums written by the Brockbank group for the period January 1, 1996, to September 30, 1996, the first three quarters of its fiscal year and the period for which such gross premiums written are reflected in the Company's financial results for fiscal 1996, by the two dedicated corporate vehicles.

MID OCEAN

PROPERTY REINSURANCE

Mid Ocean's property reinsurance account consists of catastrophe reinsurance, risk excess of loss and proportional reinsurance of a variety of different property related insurance coverages. Mid Ocean's property reinsurance contracts are generally "all risk" in nature. Mid Ocean, therefore, is exposed to losses from sources as diverse as windstorms, earthquakes, freezes, riots, floods, industrial explosions, fires or any number of other potential disasters. In accordance with market practice, Mid Ocean's property reinsurance policies generally exclude certain risks such as war, nuclear contamination or radiation. Mid Ocean's predominant exposure under such coverages is to property damage. However, other risks, including business interruption, death and injury under workers compensation policies and other non-property losses may also be covered under the property reinsurance contract when arising from a covered peril.

Property Catastrophe Reinsurance
Property catastrophe reinsurance provides coverage on an excess of loss basis when aggregate losses and loss adjustment expenses from a single occurrence of a covered peril exceed the attachment point specified in the policy. Some of Mid Ocean's property catastrophe contracts limit coverage to one occurrence in a policy year, but most contracts generally provide for one reinstatement.

The table below allocates Mid Ocean's property catastrophe gross premiums written by geographic area for the years ended October 31, 1996, 1995 and 1994. The table also sets forth gross premiums written with respect to retrocessions of property reinsurance, primarily property catastrophe, which cannot be allocated geographically.


                                    MID OCEAN

                                             FISCAL 1996               FISCAL 1995                FISCAL 1994
                                   ---------------------------------------------------------------------------------
                                          Gross                       Gross                      Gross
                                       Premiums     Percent        Premiums     Percent       Premiums      Percent
                                        Written    of Total         Written    of Total        Written     of Total
                                  (in thousands)             (in thousands)              (in thousands)
                                   ---------------------------------------------------------------------------------
Geographic Area

Property Catastrophe Reinsurance
  United States                        $ 78,983        52.0%       $ 87,008        49.2%       $ 92,092        52.2%
  United Kingdom                         19,402        12.8%         25,474        14.4%         28,730        16.3%
  Japan                                  13,240         8.7%         18,778        10.6%         18,297        10.4%
  Worldwide                               6,767         4.4%          8,540         4.8%          7,369         4.2%
  Continental Europe                     11,034         7.3%         11,634         6.6%          2,959         1.7%
  Australasia                            13,057         8.6%         14,441         8.2%         14,528         8.2%
  Caribbean                               5,400         3.5%          6,179         3.5%          5,820         3.3%
  Other                                   4,044         2.7%          4,822         2.7%          6,638         3.7%
                                       --------       -----        --------       -----        --------       -----

  Total                                $151,927         100%       $176,876         100%       $176,433         100%
                                       --------       -----        --------       -----        --------       -----

Retrocessions                          $ 18,449                    $ 27,440                    $ 37,590
                                       --------                    --------                    --------

Total                                  $170,376                    $204,316                    $214,023
                                       ========                    ========                    ========


Property Risk Excess of Loss

Mid Ocean also writes risk excess of loss property reinsurance. Property risk excess coverage represented $36.6 million, $33.3 million and $27.5 million of gross premiums written for the years ended October 31, 1996, 1995 and 1994 respectively. Risk excess of loss reinsurance responds to a loss of the reinsured on a single "risk" of the type reinsured rather than to aggregate losses for all covered risks as does catastrophe reinsurance. The risk excess of loss policy protects the reinsured from losses in excess of its retention level on a single risk. A "risk" in this context might mean the insurance coverage on one building or a group of buildings or the insurance coverage under a single policy, which the reinsured treats as a single risk. Risk excess contracts are generally "all risk" in nature, similar to property catastrophe reinsurance.

Property risk excess contracts have traditionally provided for unlimited reinstatement, sometimes with payment of an additional premium. Most of the risk excess treaties Mid Ocean participates in have limited reinstatements and contain a per event limit on Mid Ocean's liability, which limits Mid Ocean's per event exposure on its risk excess business in the event of a catastrophe of the type to which property catastrophe reinsurance responds.

Property Pro Rata

Mid Ocean's property pro rata account includes proportional reinsurance of direct written property insurance, representing $94.5 million, $95.7 million and $52.2 million of gross premiums written for the years ended October 31, 1996, 1995 and 1994 respectively. Mid Ocean considers this business to be related to its catastrophe and other property exposures and intends to continue to write such business on a worldwide basis when and in areas where it believes that rates are attractive.

In proportional reinsurance, Mid Ocean assumes a specified proportion of the risk on the specified coverage and receives an equal proportion of the premium. The ceding insurer receives a commission, based upon the premiums ceded to the reinsurer and the ceding insurer may also be entitled to receive a profit commission based on the ratio of losses, loss adjustment expense and the reinsurer's expenses to premiums ceded. A proportional reinsurer is dependent upon the ceding insurer's underwriting, pricing and claims administration to yield an underwriting profit. In some instances, Mid Ocean may be entitled to the benefit of other reinsurance, known as common account reinsurance, purchased by the ceding company on an account reinsured by Mid Ocean on a proportional basis.

OTHER REINSURANCE

Mid Ocean's other reinsurance account is made up primarily of the reinsurance of marine & energy and aviation & satellite insurance coverage. Mid Ocean also reinsures other insurance risks including motor, nuclear, accident, fidelity and professional indemnity insurance risks. For the years ended October 31, 1996, 1995 and 1994, Mid Ocean had gross premiums written of approximately $117.3 million, $112.5 million and $64.9 million respectively pertaining to other reinsurance, which accounted for approximately 20.7%, 25.2%, and 18.1% respectively of gross premiums written. Mid Ocean writes other excess of loss and proportional reinsurance in areas where it believes the pricing and risk profile are attractive. Mid Ocean has, to date, limited the types of risk it reinsures to those based primarily on physical damages, although certain risks, such as marine, aviation, accident, fidelity and professional indemnity include casualty or other non-physical risks.

Mid Ocean's non-property account consists, in part, of specific portions of the business underwritten by selected Lloyd's syndicates, insurance and reinsurance companies. The underlying insurance may be written on an excess of loss basis.

Marine & Energy

Mid Ocean's marine & energy account is written on both a proportional and excess of loss basis. The proportional business is based on specific areas of account that are clearly defined with the exception of the reinsurance of Brockbank Syndicate 861 which is written on a "whole account" basis. For the years ended October 31, 1996, 1995 and 1994, gross premiums written were $59.2 million, $65.6 million and $39.4 million respectively.

Aviation & Satellite

Mid Ocean's aviation portfolio comprises both direct insurance and reinsurance, on both a proportional and excess of loss basis. The exposures derived through proportional relationships on defined segments of account following market leaders in the field, with the exception of the reinsurance of Brockbank Syndicate 861, which is written on a "whole account" basis. Due to the highly technical nature of the satellite business, the exposures retained by Mid Ocean under this portfolio are acquired mostly through proportional reinsurances of specialist underwriters. For the years ended October 31, 1996, 1995 and

1994, gross premiums written were $42.9 million, $33.0 million and $12.2 million respectively.

Other

Other reinsurance, which includes nuclear, accident, fidelity and professional indemnity, represents $15.1 million of gross premiums written in fiscal 1996, $13.9 million in fiscal 1995 and $13.4 million in fiscal 1994.

THE BROCKBANK GROUP

The Brockbank group includes two leading Lloyd's managing agencies, which manage syndicates having an aggregate premium limit of approximately $840 million in 1997. The Brockbank group also owns two dedicated Lloyd's syndicates having an aggregate premium limit of approximately $230 million in 1997 (which is included in the aggregate premium limit of approximately $840 million for all Brockbank managed syndicates), one of which exclusively writes motor business in the United Kingdom. The Brockbank group's earnings are principally derived from the insurance results of the Brockbank syndicates as well as agency fees on the syndicates.

The syndicates managed by Brockbank (including the dedicated syndicates) generally write insurance and reinsurance covering property, marine and energy, aviation and satellite and motor risks, as well as professional indemnity (including directors' and officers' liability and errors and omissions coverage) and personal lines.

OUTWARD RETROCESSIONS - REINSURANCE PROTECTIONS PURCHASED

For the years ended October 31, 1996, 1995 and 1994, Mid Ocean participated in limited retrocessions. Initially the majority of such retrocessions originated from common account reinsurance on assumed business. However in 1996 Mid Ocean purchased specific reinsurance protection covers covering certain aspects of its book of business. Brockbank, as a part of its business strategy, has historically purchased a significant amount of reinsurance for its syndicates which resulted in $21.9 million being reflected in the Companies financial results in respect of the two dedicated corporate syndicates for fiscal 1996 (covering the period January 1, 1996 to September 30, 1996). Common account reinsurance is reinsurance purchased by the ceding company on its behalf and on behalf of its quota share reinsurers.

MARKETING

Mid Ocean utilizes non-US brokers to market substantially all of its business on a worldwide basis. The broker is an integral part of Mid Ocean's strategy to become a leading reinsurer. Mid Ocean has established strong relationships with brokers by providing their respective clients property catastrophe and other reinsurance that is supported by a sufficient level of capital and surplus.

Mid Ocean markets its business through approximately 65 non-US brokers. Consequently the Company is able to market cost-effectively and limit the amount of employees required to market its products. The Company believes that by maintaining close relationships with brokers, it obtains access to a broad range of potential insureds and reinsureds. Business submissions to Mid Ocean are underwritten in Mid Ocean's offices in Bermuda, London or Singapore.

Brockbank markets business through approximately 113 brokers excluding personal lines, which are written through a significant number of brokers. The Brockbank business is underwritten in the United Kingdom. Brockbank writes a significant amount of business through Carpenter Bowring Limited, which is one of the largest Lloyd's brokers. Carpenter Bowring Limited is an affiliate of Marsh & McLennan Risk Capital Holdings, Ltd., one of the Company's principal shareholders.

The following table sets forth the percentage of the Company's business placed in the years ended October 31, 1996, 1995 and 1994 through each broker placing more than 5% of the Company's gross premiums written:

                                                                               6

Name                                            Year Ended            Year Ended            Year Ended
                                          October 31, 1996      October 31, 1995      October 31, 1994
                                          ----------------      ----------------      ----------------

Carpenter Bowring Limited                             14.6%                 24.6%                 20.9%
Marsh & McLennan Global Broking (Bermuda) Ltd         10.9%                 16.3%                 16.6%
Willis Corroon Group                                   8.6%                  6.7%                  7.8%
Sedgwick Reinsurance Services Limited                  5.4%                  5.9%                  9.4%
Alexander Howden Group                                 5.2%                  6.5%                  9.4%
Greig Fester                                           4.7%                  6.6%                  6.6%

Carpenter Bowring Limited and Marsh & McLennan Global Broking (Bermuda) Ltd are affiliates of Marsh & McLennan Risk Capital Holdings, Ltd., one of the Company's principal shareholders.

UNDERWRITING

The Company employs a disciplined, analytical approach to underwriting designed to specify an adequate premium for a given exposure that is intended to be commensurate with the amount of capital it anticipates placing at risk. For its property catastrophe reinsurance business, Mid Ocean has developed underwriting guidelines under which it generally limits the amount of exposure it will directly underwrite for any one reinsured and the amount of the aggregate exposure to catastrophe losses in any geographic zone. Mid Ocean believes it has defined zones such that a single occurrence, such as an earthquake or hurricane, generally should not affect more than one zone. The definition of Mid Ocean's zones are subject to periodic review and change. Mid Ocean also generally seeks an attachment point for its property catastrophe reinsurance anticipated to be high enough to produce a low frequency of loss. Mid Ocean limits its aggregate exposure in the retrocessional and pro rata business because it is sometimes difficult to allocate risks associated with such business to specific geographic areas.

As part of its underwriting process, Mid Ocean typically assesses a variety of factors, including: the reputation of the proposed cedent and the likelihood of establishing a long-term relationship with the cedent; the geographic area in which the cedent does business and its market share; a detailed assessment of catastrophe and risk exposures; historical loss data for the cedent and, where available, for the industry as a whole in the relevant regions, in order to compare the cedent's historical catastrophe loss experience to industry averages; and the perceived financial strength of the cedent.

RESERVES

Mid Ocean expects that most claims under its property catastrophe and property risk excess treaties will generally become known and ascertainable within approximately 18 to 24 months from the date of the occurrence giving rise to a claim. Brockbank expects that claims under a significant majority of its policies will generally become known and ascertainable within 36 months of the date of the occurrence giving rise to a claim.

Under United States generally accepted accounting principles, the Company is not permitted to establish loss reserves with respect to its property catastrophe business until the occurrence of an event which may give rise to a claim. Once such an event occurs, the Company establishes reserves based upon estimates of total losses incurred by the insured or reinsured as a result of the event and the Company's estimate of the portion of such loss it has insured or reinsured. Such reserves will be adjusted as the Company receives notices of claims and proofs of loss from insureds and reinsureds and as estimates of severity of damages and the Company's share of the total loss are revised.

The Company establishes reserves for incurred but not reported losses ("IBNR"). In determining the IBNR portion of loss and loss expenses for the year, the Company classifies the business written into segments that could reasonably be expected to have similar loss characteristics. Reporting patterns and initial expected loss ratios are developed based upon available industry data, actual experience, knowledge of the business written by the Company and general market trends in the reinsurance industry. The Company employs its own actuaries who, together with the Company's independent consulting actuaries, develop the IBNR loss reserves.

Generally, reserves are established without regard to whether the claim may subsequently be contested by the Company. The Company's policy is to establish reserves for reported losses based upon reports received from insureds and reinsureds supplemented by the Company's case reserve estimates.

Loss reserves represent estimates of what the insurer or reinsurer ultimately expects to pay on claims at a given time, based on facts and circumstances then known, and it is possible that the ultimate liability may exceed or be less than such estimates. During the loss settlement period, it often becomes necessary to refine and adjust the estimates of liability on a claim either upward or downward. Even after such adjustments, ultimate liability may exceed or be less than the revised estimates. The estimation of reserves for new reinsurers, such as Mid Ocean, is inherently less reliable than the reserve estimations of a reinsurer with a stable volume of business and an established loss history.

The Company incurred losses and loss expenses for the years ended October 31, 1996, 1995 and 1994 of $211.9 million, $198.7 million and $197.1 million net of reinsurance recoveries of $4.6 million, $1.4 and $9.0 million respectively. The Company established a specific aviation IBNR reserve of $7.5 million during the year ended October 31, 1996. The only significant catastrophe provisions established during fiscal 1995 were a $5.0 million provision in respect of the Great Hanshin, Kobe earthquake on January 17, 1995 and a $21.5 million provision in respect of Hurricanes Luis and Marilyn. Included in fiscal 1994 were estimated loss and loss expenses of $95.0 million in respect of the Northridge, California earthquake on January 17, 1994, ("Northridge").

At fiscal year end 1996, net loss reserves amounted to $422.3 million compared to $329.0 million and $215.0 million at fiscal year end 1995 and 1994 respectively. Net reserves for IBNR losses were $318.0 million, $258.0 million and $162.5 million respectively. The Company's net reserves in respect of the Northridge earthquake were $20.1 million at October 31, 1996 compared with $35.5 million at October 31, 1995 and $62.0 million at October 31, 1994. Northridge IBNR reserves were $9.1 million at October 31, 1996 compared with $18.2 million at October 31, 1995 and $31.0 million at October 31, 1994. The Company paid losses during fiscal 1996 of $118.6 million which included $11.3 million in respect of Northridge. In fiscal 1995 the Company paid losses of $84.7 million which included $26.5 million in respect of Northridge and $8.5 million in respect of a single risk excess loss. In fiscal 1994, the Company paid losses of $53.4 million which, included $33.0 million for Northridge.

CLAIMS ADMINISTRATION

Claims management includes the review of initial loss reports, creation of claims files, administration of the claims data base and generation of appropriate response to claims reports. In addition, the Company may make use of outside consultants for claims work.

INVESTMENTS

Mid Ocean has developed specific investment guidelines for the management of its investment portfolio. Although these guidelines stress diversification of risks, conservation of principal and liquidity, investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. The primary objective of the portfolio, as set forth in the guidelines, is to preserve the capital assets of Mid Ocean while achieving a total return commensurate with market conditions. These guidelines, which are subject to change at the discretion of the Company's Board of Directors, are discussed below. Mid Ocean's letter of credit facility also contains certain restrictions on the type of investments included in the portion of the portfolio pledged to secure such facility. At fiscal year end 1996, approximately 54% of the investment portfolio was managed internally. In addition, Mid Ocean has entered into investment management agreements (the "Investment Management Agreements") with the following companies: Loomis Sayles and Company Inc, Miller Anderson and Sherrerd LLP, Mercury Asset Management and Lincoln Capital Management Company (collectively, the "Investment Managers").

Under the Investment Management Agreements, the Investment Managers manage a portion of Mid Ocean's portfolio of investment securities subject to Mid Ocean's investment guidelines. Mid Ocean is obligated to pay the Investment Managers fees based on the value of the assets under management. The performance of, and the fees paid to, the Investment Managers under the Investment Management Agreements are reviewed periodically by management and the Board of Directors of Mid Ocean.

Quality of Debt Securities in Investment Portfolio

Investments in debt securities are restricted to debt issues which are rated "Baa/BBB-" ("A1/P1", in the case of short term debt) or better by Moody's Investor Services Inc. or Standard & Poor's Corporation. Mid Ocean has not invested in equities, although it may do so in the future.

Foreign Currency Exposures

Mid Ocean's primary reinsurance risk exposures and premiums receivable are denominated in US Dollars, British Pounds and Japanese Yen. The investment portfolio may, from time to time, be partially invested in non-US Dollar component currencies of its expected liability profile, thereby reducing, to some extent, the currency exposure on the underlying reinsurance risks.

Diversification and Liquidity

No more than 5% of Mid Ocean's investment portfolio will generally be invested in the securities of any single issuer with the exception of securities issued or ultimately guaranteed by sovereign governments or agencies, including supranational agencies.

Mid Ocean has classified its investment portfolio as available for sale and consequently the portfolio is carried at fair value in accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standard ("SFAS") 115.

The following table summarizes the composition of the investments and cash of Mid Ocean at October 31, of each year shown:

                                                                                 MID OCEAN
                                                                                 ---------
                                                1996                                1995                          1994
                                            ----------------------------------------------------------------------------------
                                            Fair Value       Percent      Fair Value       Percent       Fair Value      Percent
                                            (in thousands)                (in thousands)               (in thousands)
                                            ----------------------------------------------------------------------------------
US Treasury and agency                      $  651,892        42.0%       $  526,750        38.0%       $  118,356        11.7%
(excluding mortgage-based securities)
Corporate bonds                                227,983        14.7%          139,971        10.1%          114,288        11.3%
Non-US sovereign government bonds              249,462        16.1%          229,201        16.5%          548,051        54.4%
Mortgage and asset-backed securities           257,308        16.6%          275,859        19.9%           43,510         4.3%
                                            ----------       -----        ----------       -----        ----------       -----

Total fixed maturities
 and short-term investments                 $1,386,645        89.4%       $1,171,781        84.5%       $  824,205        81.7%
Cash and cash equivalents                      163,968        10.6%          215,048        15.5%          184,569        18.3%
                                            ----------       -----        ----------       -----        ----------       -----

Total investments and cash                  $1,550,613       100.0%       $1,386,829       100.0%       $1,008,774       100.0%
                                            ==========       =====        ==========       =====        ==========       =====

At October 31, 1996, 1995 and 1994, the weighted average duration of the portfolio was 3.7, 3.7 and 4.4 years respectively. The annualized effective yield calculated on the average of the beginning and ending values of investments, net of pending trades, and cash and cash equivalents was 6.2%, 6.4% and 5.7% for fiscal years 1996, 1995 and 1994 respectively.

REGULATION

Bermuda

The Insurance Act of 1978 of Bermuda, amendments thereto and related regulations (the "Act"), regulates the business of Mid Ocean. The Act imposes on Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements and grants to the Minister of Finance powers to supervise, investigate and intervene in the affairs of insurance companies.

United States

The insurance laws of each state of the United States and of many foreign countries regulate the sale of insurance within their jurisdiction by alien insurers, such as Mid Ocean. Mid Ocean believes it is not in violation of the insurance laws of any state in the US or any foreign country. From time to time, various proposals for federal legislation within the United States have been circulated which could require Mid

Ocean to, among other things, register as a surplus lines insurer. Mid Ocean does not believe such legislation would have a material impact on the ability of Mid Ocean to conduct its business.

United Kingdom

London Branch Office

The United Kingdom Department of Trade and Industry ("DTI") regulates reinsurance entities that are "effecting and carrying on" insurance business in the United Kingdom. Mid Ocean, through its London branch, "effects and carries on" business in the United Kingdom and is therefore regulated by the DTI.

Lloyd's

The Company and its relevant UK subsidiaries are subject to the regulatory jurisdiction of the Council of Lloyd's (the "Council") as a result of the acquisition by the Company of a majority interest in the Brockbank group and the establishment in the Brockbank group of two corporate capital vehicles, Dornoch Limited and County Down Limited (the "CCVs"), UK corporate Names of Lloyd's formed in connection with the Brockbank group acquisition. Unlike other financial markets in the UK, Lloyd's is not subject to direct UK government regulation through The Financial Services Act of 1986 but, instead, is self regulating by virtue of The Lloyd's Act of 1982 through by-laws, regulations and codes of conduct written by the Council, which governs the market. Under the Council, there are two boards, the Market Board and the Regulatory Board, The former is led by working members of the Council and is responsible for strategy and the provision of services such as premium and claims handling, accounting and policy signing. The Regulatory Board is responsible for the regulation of the market, compliance and the protection of policyholders. Under the regulations, the approval of Council has to be obtained before any person can be a "major shareholder" or "controller" of a corporate Name or a managing agency. The Company has been approved as both a "major shareholder" and a "controller" of its corporate Names (the CCVs) and managing agencies.

A person would be viewed by Lloyd's as a "major shareholder" of the CCVs if such person owns 15% or more of the Company's outstanding capital stock and as a "controller" if it owns 30% or more of the Company's outstanding capital stock. Therefore, any person that becomes the owner of 15% or more of the Company's stock may be required to deliver a declaration and undertaking to Lloyd's, in the form prescribed by Lloyd's, unless Lloyd's exempts such person from this requirement.

As a "controller", the Company is required to give certain undertakings, directed principally towards ensuring that there is no direct interference in the conduct of the business of the relevant managing agency, but there are no provisions in The Lloyd's Act of 1982, the bye-laws or the regulations which provide for any liabilities of the CCVs or the Brockbank group as a whole to be met by the Company. In addition, a managing agency is required to comply with various capital and solvency requirements, and to submit to regular monitoring and compliance procedures. The CCVs, as corporate members of Lloyd's, are each required to commit a specified amount approximately equal to 50% of their underwriting capacity on the syndicates to support its underwriting on those syndicates.

The Lloyd's Act of 1982 generally restricts certain direct or indirect equity cross-ownership between a Lloyd's broker and a Lloyd's managing agent.

Singapore

The Monetary Authority of Singapore ("MAS") regulates reinsurance entities operating in Singapore and, as such, Mid Ocean's Singapore branch is regulated by the MAS.

Germany

The Company has established, for marketing purposes, a representative office in Munich, Germany. However, all underwriting operations continue to be conducted in Bermuda, Singapore and the United Kingdom.

TAX MATTERS

The Company is a Cayman Islands company and has never paid United States corporate income taxes on the basis that it is not engaged in a trade or business in the United States.

Each US Shareholder of the Company who owns shares (directly or through foreign entities) on the last day of the Company's fiscal year may have to include in such shareholder's gross income for US tax purposes a proportionate share of the Company's "related person insurance income" ("RPII") if the RPII of Mid Ocean, determined on a gross basis, is 20% or more of Mid Ocean's gross insurance income in such fiscal year and 20% or more of the total voting power or value of Mid Ocean's common stock is held by insureds or reinsureds or persons related thereto. RPII is income attributable to insurance policies where the direct or indirect insureds are US shareholders or are related to US shareholders. RPII is included in a US shareholder's gross income for US tax purposes regardless of whether such shareholder is a policyholder.

While there can be no assurance, the Company does not believe 20% or more of the gross insurance income of Mid Ocean for fiscal 1996 constituted RPII and does not anticipate that 20% or more of Mid Ocean's gross insurance income in future taxable years will constitute RPII. For a more detailed discussion of RPII and other tax matters pertaining to an investment in the Company's Ordinary Shares, reference is hereby made to the section entitled "Certain Tax Considerations" in the Company's Registration Statement on Form S-1 (File No. 33-63298), which section is incorporated by reference herein.

Cayman Islands

Under current Cayman Islands law, the Company is not required to pay any taxes in the Cayman Islands on either income or capital gains. The Company has received an undertaking that in the event of any such taxes being imposed the Company will be exempted from Cayman Islands income or capital gains tax until the year 2013.

Bermuda

Under current Bermuda law, neither the Company nor Mid Ocean is required to pay any taxes in Bermuda on either income or capital gains. The Company and Mid Ocean have received an undertaking from the Minister of Finance in Bermuda that in the event of any such taxes being imposed, the Company and Mid Ocean will be exempted from income or capital gains taxation until the year 2016.

United Kingdom

Lloyd's Names are required to pay US income tax on US connected income ("US income") written by Lloyd's syndicates on which they participate. Lloyd's has a closing agreement with the IRS whereby the amount of tax due on this business is calculated by Lloyd's and remitted directly to the IRS. These amounts are then charged to the personal accounts of the Names in proportion to their participation in the relevant syndicates. The CCVs are subject to this arrangement but, as UK domiciled companies, will receive UK corporation tax credits for any US income tax incurred up to the value of the equivalent UK corporation income tax charge to the US income.

The Brockbank group is subject to UK corporation tax and value added tax. The Company's London branch has been advised that it is deemed to be doing insurance business in the UK and therefore is subject to taxation in the UK on business written in the UK.

With effect from October 1, 1994, the UK imposed an insurance premium tax on that portion of policies related to certain UK risks. The Brockbank group, including its syndicates, are registered to collect and pay this tax on behalf of UK domiciled policyholders.

Singapore

Profits of the Singapore branch will be subject to Singapore corporation taxes.

Germany

The German subsidiary is subject to taxation in Germany. However under its current role as a consulting operation it is not expected to generate any taxable revenue

EMPLOYEES

At October 31, 1996 Mid Ocean employed a total of 58 persons and Brockbank (including only its direct operations) employed a total of 200 persons. None of these employees is represented by a labor union. Mid Ocean and Brockbank believe that relations with their employees are excellent.

COMPETITION

The Lloyd's market and the reinsurance industry is highly competitive. The Brockbank group competes with other Lloyd's market managing agencies, Lloyd's syndicates, London market companies and other insurers and reinsurers while Mid Ocean competes with US and other insurers and reinsurers, some of which have greater financial, marketing and management resources. Competition in the types of business that Brockbank and Mid Ocean underwrite is based on many factors, including the perceived financial strength of the underwriting syndicate or the reinsurer, pricing and other terms and conditions, services provided, ratings assigned by independent rating organizations (including A.M. Best Company Inc), speed of claims payment and reputation and experience in the line of reinsurance to be written.

Lloyd's of London is a long established insurance marketplace, where many varied forms of insurance and reinsurance are sold by syndicates, which are annual joint ventures of Names. Participation as a Name on a syndicate carries with it unlimited liability for the Name's share of any insurance losses incurred by the syndicate (each Name participating severally). In 1994, the rules surrounding participation were changed to allow limited liability "corporate names" to enter the Lloyd's marketplace as capital providers.

Several of the underwriting years of the late 1980s and early 1990s proved to be particularly unprofitable for many of the syndicates operating at Lloyd's. This proved to be financially disastrous for some of the Names on the affected syndicates due to the unlimited liability of their participation. During the last three years, Lloyd's governing body has been seeking to implement a reconstruction and renewal plan to allow the market to continue. In August 1996 this plan was formally approved by the required parties and a new company, Equitas, was authorized to reinsure the liabilities of the 1992 and prior years of account of all syndicates at Lloyd's. Funding came from a variety of sources including the premiums on the liabilities assumed by Equitas as well as a series of levies charged to entities that had historically provided services to the Lloyd's insurance market (including managing agencies and insurance brokers).

Mid Ocean has received a rating of A+ (Superior) from A. M. Best Company Inc and an AA (Excellent) claims paying rating from Standard & Poors Corporation. A.M. Best Company Inc. and Standard & Poors Corporation ratings are based upon factors relevant to policy holders, agents and intermediaries and are not directed toward the protection of investors. Such ratings are not recommendations to buy, sell or hold securities.

ITEM 2 - PROPERTIES

Mid Ocean leases office space in Richmond House, Hamilton, Bermuda, at which the Company's principal offices are located. Mid Ocean also leases office space in the London Underwriting Centre, London, England, at which its London branch office is located. In addition, Mid Ocean leases office space at 6 Raffles Quay, John Hancock Tower, Singapore at which its Singapore branch is located. Office space is also leased at Bavariaring 44, Munich, Germany where Mid Ocean Reinsurance Consulting GmbH is located. The Brockbank group leases office space at Fitzwilliam House and Rood Lane, London where its principal offices are located. Other Brockbank operations lease space in Cardiff and Swansea, Wales and Haywards Heath, England.

ITEM 3 - LEGAL PROCEEDINGS

The Company is subject to litigation and arbitration in the ordinary course of its business.

While any proceeding contains an element of uncertainty, management presently believes the outcome thereof will not have a material adverse effect on the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE COMPANY
The table sets forth the names, ages and titles of the persons who are the executive officers of the Company and Mid Ocean:


Name                         Age       Position
----                         ---       --------
Robert J Newhouse Jr          71       Chairman
Michael A Butt                54       President & Chief Executive Officer
Charles F Hays                50       Senior Vice President & Chief Financial & Administrative Officer
Henry C V Keeling             41       Executive Vice President & Chief Underwriting Officer
                                       of Mid Ocean
John M Wadson                 47       Vice President, Treasurer & Secretary

Robert J Newhouse Jr serves as Chairman of the Board of the Company and Mid Ocean. He served as Vice Chairman of Marsh & McLennan Companies Inc., as a member of the Office of the Chairman of Marsh & McLennan Companies Inc. and as a member of the Executive Committee of Marsh & McLennan Companies Inc. until 1990. Mr Newhouse was elected a director of Marsh & McLennan Companies Inc. in 1971, Executive Vice President in 1974 and President in 1976. He was elected Vice Chairman of Marsh & McLennan Companies Inc. in 1988. Mr Newhouse also serves as a director of Trident Corp.

Michael A Butt has served as President and Chief Executive Officer of the Company and Mid Ocean since May 1993 and has been a director of Mid Ocean since November 1992 and of the Company since June 1993. Mr Butt has served as a director of the Instituto Nazionale di Assicurazioni ("INA"), Rome since November 1993, and the Bank of N. T. Butterfield & Son, Limited since October 1996. From 1992 to April 1993, Mr Butt served as director of Phoenix Securities Limited, a private investment banking firm based in London. From 1987 to 1992 he was a director of BAT Industries and Chairman and Chief Executive Officer of Eagle Star Holdings Plc and Eagle Star Insurance Company. From 1982 to 1986, Mr Butt was Chairman of Sedgwick Limited and Vice Chairman of Sedgwick Group Plc.

Charles F Hays serves as Senior Vice President and Chief Financial and Chief Administrative Officer of the Company and Executive Vice President & Chief Financial & Administrative Officer of Mid Ocean. He also serves as a director of Harris & Harris Group. Mr Hays served as Managing Director and Chief Financial Officer of Marsh & McLennan Incorporated from 1984 to 1993.

Henry C V Keeling serves as Executive Vice President and Chief Underwriting Officer of Mid Ocean. Mr Keeling served as a director of Taylor Clayton (Underwriting Agencies) Ltd and deputy underwriter for Syndicate No 51 at Lloyd's from 1984 through 1992.

John M Wadson serves as Vice President, Treasurer and Secretary of the Company and Mid Ocean. Mr Wadson served as Vice President, Financial Controller and a director of Burland Conyers & Marirea Ltd (a construction company) from 1986 to 1992. From 1982 to 1986 Mr Wadson was Vice President of Operations for Inlake Insurance Limited, a subsidiary of TRW Inc.

                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Company's Class A Ordinary Shares, $0.20 par value, have been included for trading on The New York Stock Exchange, Inc since May 30, 1996, under the symbol "MOC" and, before that, on The Nasdaq National Market since August 4, 1993, under the symbol "MOCNF".

The following table sets forth the high and low closing sales prices per share of the Company's Class A

Ordinary Shares for each fiscal quarter period from November 1, 1994 to October 31, 1996.

                                    High               Low
                                    ----               ---
1995
          First Quarter            $28.000           $22.250
         Second Quarter             29.000            25.250
          Third Quarter             34.250            27.750
         Fourth Quarter             36.625            31.000

1996
          First Quarter             41.625            35.563
         Second Quarter             42.000            35.625
          Third Quarter             42.625            35.500
         Fourth Quarter             48.125            39.625

As of December 31, 1996, there were approximately 6,400 holders of Class A Ordinary Shares.

DIVIDENDS

The following table sets forth for the fiscal quarters of the two most recent fiscal years all dividends declared during such period:

                                                      Dividends
                                                      per share
1995           First Quarter                              --
               Second Quarter                          $0.25
               Third Quarter                           $0.25
               Fourth Quarter                          $0.25

1996           First Quarter                           $0.25
               Second Quarter                          $0.275
               Third Quarter                           $0.4125
               Fourth Quarter                          $0.4125


The Company did not pay any dividends in the first quarter of fiscal 1995. The Company declared its first dividend of $0.25 per Ordinary Share on March 3, 1995 and declared subsequent dividends of $0.25 per Ordinary Share on June 2, 1995, September 12, 1995 and December 7, 1995. The Company subsequently declared a dividend per Ordinary Share of $0.275 on February 29, 1996, $0.4125 on June 18, 1996, $0.4125 on September 12, 1996 and $0.75 on December 5, 1996. Future
payment of dividends will be at the discretion of the Board of Directors and will be dependent upon the profits and financial requirements of the Company and other factors, including legal restrictions on the payment of dividends and such other factors as the Board of Directors deems relevant.

The Company is a holding company whose principal source of income is dividends from Mid Ocean. The payment of dividends by Mid Ocean is subject to restriction under Bermuda insurance and corporate law and regulations. At October 31, 1996, there were no effective statutory restrictions on the payment of dividends from retained earnings by Mid Ocean or the Company as the minimum statutory capital and surplus is satisfied by share capital and additional paid in capital.

Neither the Cayman Islands, where the Company is incorporated, nor Bermuda, where its executive offices are located, presently imposes any income or withholding taxes upon dividends by the Company to non-resident shareholders, or presently imposes any exchange control that would affect dividends or other payments to non-resident holders of Ordinary Shares.

                                                                              14
RESTRICTIONS ON VOTING AND TRANSFER

The Articles of Association of the Company contain various provisions affecting the transferability of Ordinary Shares. Under the Articles of Association, the Board of Directors may decline to register any transfer of Ordinary Shares if the Board of Directors determines that such transfer would result in a United States Person having Controlled Shares that constitute more than 9.9% of the voting power of the Ordinary Shares. The Articles of Association also provide that the Board of Directors may decline to register the transfer of Ordinary Shares that have not been sold pursuant to an effective registration statement under the Securities Act or pursuant to Rule 144 thereunder. A transferee will be permitted to dispose of any Ordinary Shares purchased which violate the restrictions and as to the transfer of which registration is refused. The transferor of such Ordinary Shares will be deemed to own such Ordinary Shares for dividend, voting and reporting purposes until a transfer of such Ordinary Shares has been registered on the stock transfer records of the Company. If and so long as, the Controlled Shares (as defined below) of any United States Person (as defined below) constitute 10% or more of the voting power of the issued Ordinary Shares, the voting rights with respect to the Controlled Shares owned by such person shall be limited, pursuant to a formula specified in the Articles of Association, in the aggregate, to less than 10%. "Controlled Shares" shall include among other things, all Ordinary Shares which such person is deemed to beneficially own directly, indirectly or constructively (within the meaning of Section 13(d) of the Securities Internal Review Code of 1986, as amended, (the "Code"). "United States Person" means a United States person as defined in
Section 7701 (a) (3) of the Code.


ITEM 6 - SELECTED FINANCIAL DATA
This item is incorporated by reference to the Selected Financial Data table contained in the 1996 Annual Report.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
This item is incorporated by reference to Management's Discussion and Analysis of Results of Operations and Financial Condition in the 1996 Annual Report.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
This item is incorporated by reference to the financial statements in the 1996 Annual Report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There have been no changes in nor any disagreements with accountants on accounting and financial disclosure within the three years ending October 31, 1996.


                                    PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
This item is omitted because a definitive proxy statement which involved the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.


ITEM 11 - EXECUTIVE COMPENSATION
This item is omitted because a definitive proxy statement which involved the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
This item is omitted because a definitive proxy statement which involved the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

                                                                              15
ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
This item is omitted because a definitive proxy statement which involved the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.


                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K



(A)   FINANCIAL STATEMENTS AND EXHIBITS

1.    Consolidated Financial Statements
      The following Consolidated Financial Statements of Mid Ocean Limited and Report of Independent Auditors are incorporated by reference to pages 18 through 37 of the registrant's 1996 Annual Report to Shareholders:

      Independent Auditors' Report
      Consolidated Balance Sheets - October 31, 1996 and 1995
      Consolidated Statements of Operations - Years ended October 31, 1996, 1995 & 1994
      Consolidated Statements of Shareholders' Equity - Years ended October 31, 1996, 1995 & 1994
      Consolidated Statements of Cash Flows - Years ended October 31, 1996, 1995 & 1994
      Notes to Consolidated Financial Statements

2.    Financial Statement Schedules

      Schedule    I     Consolidated Summary of Investments
                  III   Supplementary Insurance Information
                  IV    Reinsurance

      Other Schedules have been omitted as they are not applicable to the Company.

3.    Exhibits

3.1 - Memorandum of Association of the Company (incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-63298) (the "Registration Statement")).

3.2 - Articles of Association of the Company (incorporated by reference from the Registration Statement).

4.1 - Rights Agreement, dated September 12, 1996, between Mid Ocean Limited and the Bank of New York, as Rights Agent (incorporated by reference from the Company's Report on Form 8-K filed September 12,
         1996).

10.01 - 1993 Long-Term Incentive and Share Award Plan (incorporated by reference from the Registration Statement).

10.02 - Letter of Credit Facility and Security Agreement (incorporated by reference from the Registration Statement).

10.03 - Investment Management Agreement, dated as of November 1, 1993 between Brinson Partners Inc and Mid Ocean (incorporated by reference to the Company's Form 10-K for the year ended October 31, 1993)

10.04 - Investment Management Agreement, dated as of November 1, 1993 between Warburg Asset

         Management and Mid Ocean (incorporated by reference to the Company's Form 10-K for the year ended October 31, 1993).

10.05 - Employment Agreement (amended and restated as of August 19,1996) between Michael A. Butt and Mid Ocean Reinsurance Company Ltd. and Mid Ocean Limited.

10.06 - Service Agreement (amended and restated as of August 19, 1996) between Robert J. Newhouse Jr. and Mid Ocean Reinsurance
         Company Ltd. and Mid Ocean Limited.

10.07 - Employment Agreement (amended and restated as of August 19, 1996) between Henry C. V. Keeling and Mid Ocean Reinsurance Company Ltd.

10.08 - Employment Agreement (amended and restated as of August 19, 1996) between Charles F. Hays and Mid Ocean Reinsurance Company Ltd. and Mid Ocean Limited.

11.1 - Statement of Computation of Earnings Per Share for the fiscal years ended October 31, 1996, 1995 and 1994.

13.1  -  Pages 9 - 37 of the Mid Ocean Limited Annual Report to Shareholders.

21.1  -  List of subsidiaries of the Registrant.

23.1  -  Consent of  KPMG Peat Marwick.

24.1  -  Powers of Attorney

27.1  -  Financial Data Schedule


(B)    REPORTS ON FORM 8-K

A report on Form 8-K was filed by the Company on September 12, 1996, reporting the adoption by the Company of a shareholder rights plan, the description and terms of which were included in such report.

AUDITOR'S REPORT ON FINANCIAL STATEMENT
SCHEDULES INCLUDED IN FORM 10-K




The Board of Directors and Shareholders
Mid Ocean Limited




Under date of November 25, 1996, we reported on the consolidated balance sheets of Mid Ocean Limited and subsidiaries as of October 31, 1996 and 1995, and the related consolidated statements of operation, shareholders' equity and cash flows for each of the years in the three year period ended October 31, 1996, as contained in the 1996 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audit of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedules as listed in Part IV on page
15. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audit.

In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as whole, present fairly, in all material respects, the information set forth therein.







KPMG PEAT MARWICK
Hamilton, Bermuda
November 25, 1996

                             SUPPLEMENTAL SCHEDULE I

                       CONSOLIDATED SUMMARY OF INVESTMENTS

                                OCTOBER 31, 1996
                           (US DOLLARS IN THOUSANDS)

                                                            COST OR                             AMOUNT AT WHICH
                                                           AMORTIZED            FAIR              SHOWN IN THE
                                                            COST(1)             VALUE             BALANCE SHEET
                                                            -------             -----             -------------
TYPE OF INVESTMENT

Fixed Maturities:

         US government and government agencies
         and authorities                                   $629,924            $634,301              $634,301
         Non-US sovereign governments                       240,524             241,443               241,443
         Corporate Bonds                                    226,738             227,158               227,158
         Mortgage and asset-backed Securities               255,870             257,308               257,308
                                                           --------            --------              --------
Total fixed maturities                                   $1,353,056          $1,360,210            $1,360,210

Short-term investments                                       26,226              26,435                26,435
                                                         ----------          ----------            ----------
Total Investments                                        $1,379,282          $1,386,645            $1,386,645
                                                         ==========          ==========            ==========

(1) Investments in fixed maturities and short-term investments are shown at amortized cost.

                                                                    SCHEDULE III


                                MID OCEAN LIMITED


                       SUPPLEMENTARY INSURANCE INFORMATION


                         OCTOBER 31, 1996, 1995 AND 1994
                            (US DOLLARS IN THOUSANDS)






                                                    Losses,
                                    Deferred      Claims and                                         Net         Losses and
                                   Acquisition       Claim         Unearned         Premium       Investment     Settlement
Year Ended                            Costs        Expenses        Premiums         Revenue         Income        Expenses
----------                            -----        --------        --------         -------         ------        --------
October 31, 1996
Property and Liability Insurance    $42,647        $427,717        $303,340        $436,097        $83,261        $211,888




October 31, 1995
Property and Liability Insurance    $22,774        $336,051        $206,335        $379,390        $73,835        $198,650



October 31, 1994
Property and Liability Insurance    $18,296        $224,818        $155,063        $301,017        $51,457        $197,072





                                   Amortization
                                    of Deferred        Other
                                    Acquisition      Operating       Premiums
Year Ended                             Costs          Expenses        Written
----------                             -----          --------        -------
October 31, 1996
Property and Liability Insurance       $70,125        $34,402        $525,672




October 31, 1995
Property and Liability Insurance       $53,352        $17,328        $434,977



October 31, 1994
Property and Liability Insurance       $37,028        $13,057        $346,455

                                                                     SCHEDULE IV




                                MID OCEAN LIMITED

                                   REINSURANCE


                         OCTOBER 31, 1996, 1995 AND 1994
                            (US DOLLARS IN THOUSANDS)


                                                           PERCENTAGE
                                                            CEDED TO         ASSUMED                      OF AMOUNT
                                              GROSS           OTHER        FROM OTHER         NET          ASSUMED
YEAR ENDED                                    AMOUNT        COMPANIES      COMPANIES        AMOUNT         TO NET
----------                                    ------        ---------      ---------        ------         ------
October 31, 1996
Property and Liability Insurance             $36,329        $29,924        $429,692        $436,097        98.5%



October 31, 1995
Property and Liability Insurance             $     -        $10,210        $389,600        $379,390       102.7%



October 31, 1994
Property and Liability Insurance             $     -        $11,640        $312,657        $301,017       103.9%

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to the registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

MID OCEAN LIMITED


By:        /s/ Michael A Butt
           -----------------------------
           Michael A Butt
           President and Chief Executive Officer

January  29, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


              Signatures                                  Title                                        Date
              ----------                                  -----                                        ----
                    *
---------------------------------------
Robert J Newhouse Jr                               Chairman of the Board                          January 29, 1997

           /s/ Michael A Butt
---------------------------------------
Michael A Butt                                     President & Chief Executive Officer            January 29,1997
                                                   (Principal Executive Officer)

           /s/ Charles F Hays
---------------------------------------
Charles F Hays                                     Senior Vice President & Chief Financial        January 29, 1997
                                                   and Administrative Officer (Principal
                                                   Financial Officer)

            /s/ John M Wadson
---------------------------------------
John M Wadson                                      Vice President, Treasurer & Secretary          January 29, 1997
                                                    (Principal Accounting Officer)

                    *
---------------------------------------
Frank J Borelli                                           Director                                January 29, 1997

                    *
---------------------------------------
Sir Brian Corby                                           Director                                January 29, 1997

                    *
---------------------------------------
Geoffrey Elliott                                          Director                                January 29, 1997

                    *
---------------------------------------
Michael P Esposito Jr                                    Director                                 January 29, 1997


                    *
---------------------------------------
Robert R Glauber                                         Director                                  January 29, 1997

                    *
---------------------------------------
Henry U Harder                                           Director                                  January 29, 1997

                    *
---------------------------------------
Paul Jeanbart                                            Director                                  January 29, 1997

                    *
---------------------------------------
Roberto Mendoza                                          Director                                  January 29, 1997

                    *
---------------------------------------
Brian O'Hara                                             Director                                  January 29, 1997

                    *
---------------------------------------
John Pasquesi                                            Director                                  January 29, 1997

                    *
---------------------------------------
Henry H Peters                                           Director                                  January 29, 1997

                    *
---------------------------------------                  Director                                 January 29, 1997
Jeffrey S Tabak

                    *
---------------------------------------                  Director                                 January 29, 1997
Frank J Tasco


 *By:
       /s/ Michael A Butt
       ---------------------
       Michael  A Butt
       Attorney in Fact

                                INDEX TO EXHIBITS






3.1      -    Memorandum of Association of the Company (incorporated by
              reference from the Company's Registration Statement on Form S-1
              (File No. 33-63298) (the "Registration Statement")).

3.2      -    Articles of Association of the Company (incorporated by
              reference from the Registration Statement).

4.1      -    Rights Agreement, dated September 12, 1996, between Mid Ocean
              Limited and the Bank of New York, as Rights Agent (incorporated by reference from the Company's Report on Form 8-K filed September
              12, 1996).

10.01    -    1993 Long-Term Incentive and Share Award Plan (incorporated by reference from the Registration Statement).

10.02    -    Letter of Credit Facility and Security Agreement (incorporated by reference from the Registration Statement).

10.03    -    Investment Management Agreement, dated as of November 1, 1993 between Brinson Partners Inc and Mid Ocean (incorporated by reference to the Company's Form 10-K for the year ended October
              31, 1993)

10.04    -    Investment Management Agreement, dated as of November 1, 1993 between Warburg Asset Management and Mid Ocean (incorporated by reference to the Company's Form 10-K for the year ended October
              31, 1993).

10.05    -    Employment Agreement (amended and restated as of August 19,
              1996) between Michael A. Butt and Mid Ocean Reinsurance Company
              Ltd. and Mid Ocean Limited.

10.06    -    Service Agreement (amended and restated as of August 19, 1996)
              between Robert J. Newhouse Jr. and Mid Ocean Reinsurance Company
              Ltd. and Mid Ocean Limited.

10.07    -    Employment Agreement (amended and restated as of August 19,
              1996) between Henry C. V. Keeling and Mid Ocean Reinsurance
              Company Ltd.

10.08    -    Employment Agreement (amended and restated as of August 19,
              1996) between Charles F. Hays and Mid Ocean Reinsurance Company
              Ltd. and Mid Ocean Limited.

11.1     -    Statement of Computation of Earnings Per Share for the fiscal years ended October 31, 1996, 1995 and 1994.

13.1     -    Pages 9 - 37 of the Mid Ocean Limited Annual Report to
              Shareholders.

21.1     -    List of subsidiaries of the Registrant.

23.1     -    Consent of  KPMG Peat Marwick.

24.1     -    Powers of Attorney

27.1     -    Financial Data Schedule