Form 10-Q
period 1997-01-31
MID OCEAN LTD
filed 1997-03-17
CIK 906247

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended JANUARY 31, 1997

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

As of March 17, 1997 there were outstanding 34,805,205 Class A Ordinary Shares, 1,190,292 Class B Ordinary Shares and 1,860,000 Class C Ordinary Shares, each of
                      $0.20 par value, of the registrant.

                                MID OCEAN LIMITED


                                      INDEX



PART I - FINANCIAL INFORMATION


                  Financial Statements:                                              Page
                  Consolidated Balance Sheets                                           3
                  at January 31, 1997 (unaudited) and October 31, 1996

                  Consolidated Statements of Operations                                 4
                  for the three months ended January 31, 1997 and 1996 (unaudited)

                  Consolidated Statements of Cash Flows                                 5
                  for the three months ended January 31, 1997 and 1996 (unaudited)

                  Notes to Consolidated Financial Statements (unaudited)                6

                  Management Discussion and Analysis of Financial                       7
                  Condition and Results of Operations




PART II - OTHER INFORMATION


                  Item 6 Exhibits and Reports on Form 8-K                              13

                  Exhibit 11 Computation of Earnings per Share                         14

                  Signatures                                                           15

                          PART I. FINANCIAL INFORMATION
                                MID OCEAN LIMITED
                           CONSOLIDATED BALANCE SHEETS
                      (THOUSANDS OF UNITED STATES DOLLARS)

                                                                   JANUARY 31, 1997    OCTOBER 31, 1996
ASSETS                                                                 (UNAUDITED)           (AUDITED)
                                                                   ----------------    ----------------
Investments available for sale:
  Fixed maturities  at fair value                                       $ 1,344,402         $ 1,360,210
  (Amortized cost $1,344,786; 1996: $1,353,056)
  Short-term investments at fair value                                       54,054              26,435
                                                                        -----------         -----------
  (Amortized cost $53,274; 1996: $26,226)
Total investments available for sale                                      1,398,456           1,386,645
Unquoted investments; at cost                                                 7,914               7,914
Cash and cash equivalents                                                   234,621             163,968
Accrued investment income                                                    23,370              24,106
Reinsurance premiums receivable                                             398,953             276,360
Funds withheld by cedents                                                    10,737               8,696
Outstanding losses recoverable from reinsurers                                7,178               5,466
Prepaid reinsurance premium                                                  14,291              15,846
Profit commissions receivable                                                55,131              50,338
Deferred acquisition costs                                                   61,238              42,647
Goodwill                                                                     23,984              24,416
Other assets                                                                 21,079              16,297
                                                                        -----------         -----------

Total assets                                                            $ 2,256,952         $ 2,022,699
                                                                        ===========         ===========

LIABILITIES

Reserve for losses and loss expenses                                    $   446,160         $   427,717
Reserve for unearned premiums                                               450,816             303,340
Investments pending settlement                                               45,183              43,374
Reinsurance balances payable                                                  3,561               5,870
Other liabilities                                                            70,022              72,525
                                                                        -----------         -----------
Total liabilities                                                         1,015,742             852,826

Minority interest                                                            55,401              52,674
                                                                        -----------         -----------

Total liabilities and minority interest                                 $ 1,071,143         $   905,500
                                                                        -----------         -----------

SHAREHOLDERS' EQUITY


Ordinary Shares (par value $0.20; authorized 200,000,000 shares;
  issued and outstanding, 37,845,038;34,401,576)                        $     7,569         $     6,880
Additional paid-in capital                                                  675,446             625,048
Net unrealized (depreciation) appreciation on investments                      (591)              6,920
Foreign currency translation adjustments                                      1,469                  99
Deferred  compensation                                                       (1,939)             (2,058)
Retained earnings                                                           503,855             480,310
                                                                        -----------         -----------

Total shareholders' equity                                              $ 1,185,809         $ 1,117,199
                                                                        -----------         -----------
Total liabilities and shareholders' equity                              $ 2,256,952         $ 2,022,699
                                                                        ===========         ===========

See accompanying notes to consolidated financial statements

                                MID OCEAN LIMITED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
    (THOUSANDS OF UNITED STATES DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                    THREE MONTHS ENDED
REVENUES                                  JANUARY 31, 1997     JANUARY 31, 1996
                                          ----------------     -----------------
Gross premiums written                        $    259,835         $    295,894
Change in unearned premium                        (138,877)            (191,272)
                                              ------------         ------------
Premiums earned                                    120,958              104,622

Premiums ceded                                       9,697                6,994
Change in prepaid premiums                           3,184               (4,478)
                                              ------------         ------------
Premiums ceded                                      12,881                2,516

Net premiums earned                                108,077              102,106
Net investment income                               23,840               19,046
Net gains on investments                             2,658                9,181
Exchange loss                                       (6,886)              (1,380)

Managing agency income                               3,250                    0
Other income                                         1,040                    0
                                              ------------         ------------

Total Revenues                                $    131,979         $    128,953
                                              ============         ============


EXPENSES


Losses and loss expenses incurred             $     57,231         $     53,698
Reinsurance recoveries                              (5,793)                (494)
                                              ------------         ------------
Net losses and loss expenses incurred               51,438               53,204


Acquisition expenses                                16,683               14,679
Managing agency expenses                               (13)                   0
Operational expenses                                 9,430                3,256
                                              ------------         ------------

Total Expenses                                $     77,538         $     71,139
                                              ============         ============

Net income before tax
and minority interest                         $     54,441         $     57,814
Income tax                                          (2,006)                   0
Minority interest                                     (432)                   0
                                              ------------         ------------

Net income                                    $     52,003         $     57,814
                                              ============         ============

PER SHARE DATA

Net income per ordinary share                 $       1.43         $       1.57
                                              ============         ============
Dividend per ordinary share                   $       0.75         $       0.25
                                              ============         ============
Weighted average number of
ordinary shares outstanding                     36,314,837           36,884,643
                                              ============         ============


See accompanying notes to consolidated financial statements

                                MID OCEAN LIMITED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                      (THOUSANDS OF UNITED STATES DOLLARS)

                                                                 THREE MONTHS ENDED
CASH FLOWS FROM OPERATING ACTIVITIES                     JANUARY 31, 1997   JANUARY 31, 1996
                                                         ----------------   ----------------
Net Income                                                    $    52,003          $  57,814
Adjustment to reconcile net income to cash provided
  by operating activities:
Amortization of premiums on investments                             1,866              2,244
Amortization of goodwill                                              455                113
Provision for depreciation                                            211                148
Share grants                                                          119                  0
Net gains on investments                                           (2,658)            (9,181)
Minority interest                                                     432                  0
Change in:
Accrued investment income                                             771             (3,618)
Reinsurance premiums receivable                                  (104,102)          (162,037)
Deferred acquisition costs                                        (16,966)           (25,390)
Outstanding losses recoverable from reinsurers                        731                432
Prepaid reinsurance premium                                        11,318             (4,478)
Funds withheld by cedents                                          (1,741)              (357)
Other assets                                                       (3,385)              (810)
Reserve for losses and loss expenses                               12,793             24,257
Reserve for unearned premiums                                     129,687            190,525
Reinsurance balances payable                                       (2,432)                 0
Other liabilities                                                 (20,158)            (1,906)
                                                              -----------          ---------
Net cash provided by operating activities                     $    58,944          $  67,756
                                                              -----------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale and maturity of investments                $ 1,277,931          $ 839,221
Purchase of investments available for sale                     (1,294,106)          (888,723)
Deferred gains/(losses) on forward contracts                          438             (1,347)
Net investment in Brockbank Group                                       0            (58,872)
                                                              -----------          ---------
Net cash applied to investing activities                      $   (15,737)         $(109,721)
                                                              -----------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Options exercised                                             $    61,301          $      75
Repurchase of shares                                              (10,214)                 0
Dividends paid                                                    (28,458)            (8,639)
                                                              -----------          ---------
Net cash provided by/(applied to) financing activities        $    22,629             (8,564)
                                                              -----------          ---------

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS                      $     4,817                  0

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          $    70,653          $ (50,529)

BALANCE AT BEGINNING OF PERIOD                                $   163,968          $ 215,048
                                                              -----------          ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $   234,621          $ 164,519
                                                              ===========          =========


See accompanying note to consolidated financial statements

                                MID OCEAN LIMITED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




NOTE A:  BASIS OF PRESENTATION



The accompanying consolidated financial statements have not been audited except for the balance sheet at October 31, 1996. In the opinion of the company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three month periods ended January 31, 1997 and 1996, the financial position at January 31, 1997 and the cash flows for the three month periods ended January 31, 1997 and 1996. The results of operations for the three months ended January 31, 1997 are not necessarily indicative of future financial results.



NOTE B:  INVESTMENT IN SUBSIDIARY


The results of the Brockbank Group's fourth quarter ended December 31, 1996 have been included in the Company's earnings for the quarter ended January 31, 1997.

                                MID OCEAN LIMITED

                   MANAGEMENT DISCUSSION & ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION




The following is a discussion of the Company's results of operations and financial condition. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto of the Company for the quarter ended January 31, 1997 and the consolidated financial statements for the year ended October 31, 1996 and the notes thereto included in the Company's Annual Report on Form 10-K. The results of operations for any fiscal period are not necessarily indicative of future financial results. Unless otherwise indicated, reference to the Company includes Mid Ocean Reinsurance Company Ltd, its wholly owned subsidiary ("Mid Ocean") and Mid Ocean's 51% ownership of the Brockbank Group ("Brockbank").

RESULTS OF OPERATIONS

First Quarter ended January 31, 1997 compared with the First Quarter ended January 31, 1996

Net income for the quarter was $52.0 million compared with $57.8 million for the quarter ended January 31, 1996, a decrease of $5.8 million or 10.1%.

Net operating income, excluding net gains or losses on investments for the quarter ended January 31, 1997 was $49.3 million compared with $48.6 million for the quarter ended January 31, 1996, an increase of 1.5%.

The results of the Brockbank Group were first included in the Company's results of operations in the Company's second quarter ended April 30, 1996. Accordingly, there are no first quarter 1996 comparative results regarding the Brockbank Group.

Revenues

The following table depicts the Company's revenues for the periods shown below:

                                          QUARTER ENDED JANUARY 31
                                          ------------------------        PERCENT
                                           1997              1996          CHANGE
                                           ----              ----          ------
Dollars in thousands
Gross premiums written                $ 259,835         $ 295,894         (12.2%)
Premiums ceded                            9,697             6,994          38.6%
                                      ---------         ---------          ----

Net premiums written                  $ 250,138         $ 288,900         (13.4%)
                                      =========         =========          ====

Net premiums earned                     108,077           102,106           5.8%
Net investment income                    23,840            19,046          25.2%
Net gains on investments                  2,658             9,181         (71.0%)
Exchange loss                            (6,886)           (1,380)           --
Managing agency income                    3,250                 0            --
Other income                              1,040                 0            --
                                      ---------         ---------          ----
Total revenues                        $ 131,979         $ 128,953           2.3%
                                      =========         =========          ====


Gross premiums written for the quarter ended January 31, 1997 were $259.8 million compared with $295.9 million for the quarter ended January 31, 1996, a decrease of $36.1 million or 12.2%.

The decrease results from a $65.8 million decline in the Company's business underwritten from Bermuda. This was partially offset by $29.0 million underwritten by Brockbank. Gross premiums written by the Company's London Branch were $31.7 million which was approximately 2.1% above that written in the first quarter 1996. There are no Singapore Branch premiums reported in the first quarter 1997, as this entity will report on a calendar quarter basis and therefore the results of their first quarter 1997 will be reported in the Company's second quarter.

The decline in the business underwritten by Mid Ocean can be attributed in part to a $7.3 million decrease in the excess of loss book. This includes a $12.9 million gross premium written in respect of coverage provided to the California Earthquake Authority, which covers a two year period. The Company's property catastrophe premiums were comparable with that written in the first quarter 1996. The risk excess book accounts for the majority of the decline.

There was also a $41.0 million decline in the Company's pro rata book of business. Approximately $16.0 million of this decline is attributable to a reduction in size of a reinsurance contract provided to a syndicate managed by Brockbank. This contract resulted in gross premiums written during the first quarter 1996 of $24.5 million. It was renewed in January 1997 at approximately $8.5 million. The remaining decline of approximately $25.0 million can be attributed to reduced monetary cessions on the part of many clients and the non renewal of certain accounts.

The remainder of the decline is attributable to negative adjustments resulting primarily from changes in estimates of gross premiums written on pro rata business in previous underwriting years.

Premiums ceded for the quarter ended January 31, 1997 were $9.7 million compared with $7.0 million for the quarter ended January 31, 1996. For the quarter ended January 31, 1997, $7.9 million is attributable to Brockbank and $1.8 million is attributable to Mid Ocean.

Net premiums earned during the quarter ended January 31, 1997 were $108.1 million compared with $102.1 million during the quarter ended January 31, 1996, an increase of $6.0 million or 5.8%. Approximately $82.5 million of net premiums earned in the first quarter 1997 is attributable to the Mid Ocean book of business and is comparable to the $102.1 million of net premiums earned during the first quarter of 1996. Approximately $25.6 million of net premiums earned in the first quarter 1997 is attributable to Brockbank.

The decrease in Mid Ocean's net premiums earned is largely attributable to the adjustments in gross premiums written, as discussed above. These account for approximately $12.8 million of negative adjustments to net premiums earned.

Net investment income was $23.8 million for the quarter ended January 31, 1997 compared with $19.0 million during the quarter ended January 31, 1996. The increase results from a larger investment base and increased investment yields; 6.2% during the quarter ended January 31, 1997 compared with 5.9% during the same quarter of 1996.

The exchange loss for quarter ended January 31, 1997 of $6.9 million, as compared to $1.4 million for the quarter ended January 31, 1996, relates primarily to the increase in the Sterling exchange rate on January 1, 1997, the rate at which Mid Ocean's Sterling premiums written were renewed. As this exchange rate subsequently declined at January 31, 1997, an exchange loss was recorded.

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

As a result of the above, total revenues during the quarter ended January 31, 1997 were $132.0 million compared with $129.0 million for the first quarter of 1996, an increase of $3.0 million.

Expenses

The following table sets forth the Company's combined ratio and components thereof for the periods indicated:

                                               QUARTER ENDED JANUARY 31,       PERCENT
                                                 1997              1996         CHANGE
                                                 ----              ----         ------
Net losses and loss expenses incurred        $ 51,438          $ 53,204          (3.3%)

Acquisition expenses                           16,683            14,679          13.7%
Operational expenses                            9,430             3,256         189.6%
                                             --------          --------         -----
Total underwriting expenses                    26,113            17,935          45.6%
                                             --------          --------         -----

Managing agency expenses                          (13)                0            --
                                             --------          --------         -----

Total expenses                               $ 77,538          $ 71,139           9.0%
                                             --------          --------         =====

Net loss and loss expense ratio                  47.6%             52.1%
                                             --------          --------

Acquisition expense ratio                        15.5%             14.4%
Operational  expense ratio                        8.7%              3.2%
                                             --------          --------
Underwriting expense ratio                       24.2%             17.6%
                                             --------          --------

Combined ratio                                   71.8%             69.7%
                                             ========          ========



The Company incurred net losses and loss expenses during the quarter ended January 31, 1997 of $51.4 million or 47.6% of net premiums earned compared with $53.2 million or 52.1% of net premiums earned during the quarter ended January 31, 1996, a decrease of $1.8 million or 3.3%.

First quarter 1997 losses and loss expenses are comprised of $31.9 million attributable to Mid Ocean's operations and $19.5 million attributable to the two corporate syndicates managed by Brockbank. The $31.9 million attributable to Mid Ocean represents a $21.3 million or approximately a 40% decline over Mid Ocean's first quarter 1996 losses and loss expenses. The decline is attributable to both a low level of loss activity and a reduction in reserves for business written in prior years.

Underwriting expenses are comprised of acquisition expenses and operational expenses Underwriting expenses for the quarter ended January 31, 1997, were $26.1 million or 24.2% of net premiums earned, compared with $17.9 million or 17.6% of net premiums earned during the quarter ended January 31, 1996. This represents an increase of $8.2 million which is primarily attributable to the inclusion of underwriting expenses of the dedicated Lloyd's corporate capital syndicates. The increase in the underwriting expense ratio results primarily from operational expenses which have increased $6.2 million over the first quarter 1996. Approximately $3.5 million of the increase is attributable to the two corporate syndicates. The remaining $2.7 million of the increase is attributable to Mid Ocean's operations which have increased in size in Bermuda and now include the expenses of Mid Ocean's German consulting operation. In addition, the first quarter 1996 expenses were reduced by a $1.5 million adjustment relating to the capitalization of certain expenses incurred in the previous quarters relating to the Brockbank acquisition. The remaining $2.0 million of the increase in underwriting expenses is attributable to acquisition expenses.

Managing agency expenses reflect the cost of operating the Brockbank managing agency. A portion of these costs are allocated to and recovered from the syndicates under management (shown in revenues as managing agency income) based on the underwriting capacity of each syndicate. The negative expense of $13 thousand results from an adjustment to certain expenses reported in the previous three quarters, some of which have been reallocated directly to syndicates.

As a result of the above, total expenses for the quarter ended January 31, 1997 were $77.5 million compared with $71.1 million during the quarter ended January 31, 1996.

Net income before income tax and minority interest for the quarter ended January 31, 1997 was $54.4 million compared with $57.8 million for the quarter ended January 31, 1996, a decrease of $3.4 million or 5.8%. Income tax of $2.0 million represents the Company's estimate of tax liability in respect of the Company's Branch and Brockbank Group in the United Kingdom.

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

At January 31, 1997, shareholders' equity was $1,185.8 million, of which $503.9 million was retained earnings. At January 31, 1997, Mid Ocean held $234.6 million of cash and cash equivalents compared with $164.0 million at October 31, 1996. The increase is attributable to Mid Ocean's internally managed portfolio which is structured to achieve a relatively short duration.

The Company has no debt.

Net cash flow provided by operating activities for the quarter ended January 31, 1997 was $58.9 million compared with $67.8 million for the first quarter of 1996. This results primarily from receipt of premium income net of paid losses, acquisition costs and other related expenses. Mid

Ocean expects cash flows will continue to be strong, primarily as a result of net reinsurance premium receipts and investment income. Mid Ocean is unable to predict its cash outflows, as they will be substantially determined by loss payments and particularly large catastrophes if they occur. As a consequence, cash flow may fluctuate between individual fiscal quarters and fiscal years.

During the quarter ended January 31, 1997, the Company repurchased 200,000 shares at an average price of $51.07. In addition, $61.3 million was received in respect of the exercise of 3,643,462 options in the quarter ended January 31, 1997.

Primarily because of the potential for large loss payments, Mid Ocean's investment portfolio is structured to provide a high level of liquidity to meet its obligations. At January 31, 1997, Mid Ocean's investment portfolio, measured at fair value, including accrued investment income and trades pending settlement and cash and cash equivalents, was $1,611.3 million compared with $1,531.3 million at October 31, 1996. The investment portfolio is presently made up of bonds, mortgage and asset-backed securities and short-term investments. At January 31, 1997, 87.0% of the fair value of securities held was in US Government securities or in obligations rated "AA" or better by Moody's Investor Services Inc or Standard & Poor's Corporation, compared with 92.8% at October 31, 1996.

The Company presently has no investments in real estate or mortgage loans. All fixed maturity and short-term investments are currently classified as securities available for sale and are carried at fair value.

Under the terms of certain reinsurance contracts, Mid Ocean is required to provide letters of credit to reinsureds in respect of reported claims and/or unearned premiums. Mid Ocean has a letter of credit facility of $280 million. This facility is secured by a lien on a portion of Mid Ocean's investment portfolio. At January 31, 1997, Mid Ocean had provided letters of credit amounting to $229.1 million compared with $164.8 million at October 31, 1996. Letters of credit are required by certain ceding companies to support unearned premiums and loss reserves. Included in the total noted above are letters of credit in the amount of $106.1 million which were issued in lieu of capital to support the two Lloyd's corporate syndicates managed by Brockbank.

On December 29, 1995, Mid Ocean completed a transaction to acquire an effective 51% ownership of the Brockbank Group. The Company has undertaken to make an offer by September 1, 1997, based on a valuation pursuant to a specified procedure by an independent banking firm, to acquire all outstanding Brockbank shares for either cash, loan notes or ordinary shares in the Company.

The Company has made no significant capital expenditures during the quarter ended January 31, 1997. The Company has committed to invest up to $18.7 million, principally as a special limited partner in The Trident Partnership L.P. ("Trident"), a limited partnership organized for investment in the insurance industry. At January 31, 1997 and October 31, 1996, the investment in Trident was $7.9 million.

                            PART II OTHER INFORMATION

                                MID OCEAN LIMITED




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


No reports on Form 8-K were filed during the three months ended January 31, 1997.

                                                                      EXHIBIT 11


                                MID OCEAN LIMITED

                       COMPUTATIONS OF EARNINGS PER SHARE
                                   (UNAUDITED)
          (Thousands of US Dollars except share and per share amounts)



                                                                    THREE MONTHS ENDED
                                                            JANUARY 31, 1997   JANUARY 31, 1996
-----------------------------------------------------------------------------------------------
Net Income                                                       $    52,003        $    57,814
                                                                 ===========        ===========



Weighted average ordinary shares outstanding                      35,982,820         34,556,594

Common share equivalents associated with options                     332,017          2,328,049
                                                                 -----------        -----------

Weighted average ordinary shares
and ordinary share equivalents outstanding                        36,314,837         36,884,643
                                                                 ===========        ===========



Earnings per ordinary share and ordinary share equivalent        $      1.43        $      1.57
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




                                             MID OCEAN LIMITED
                                ------------------------------------------
                                               (Registrant)




                                            /s/ CHARLES F HAYS
                                ------------------------------------------
                                                CHARLES F HAYS
                                          Senior Vice President,
                                Chief Financial and Administrative Officer
                                       (Principal Financial Officer
                                       and Duly Authorized Officer)




                                            /s/ JOHN M WADSON
                                ------------------------------------------
                                                JOHN M WADSON
                                  Vice President, Treasurer and Secretary
                                       (Principal Accounting Officer
                                       and Duly Authorized Officer)

Date:  March 17, 1997