Form 10-Q
period 1997-04-30
MID OCEAN LTD
filed 1997-06-13
CIK 906247

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended APRIL 30, 1997

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

As of June 10, 1997 there were outstanding 34,755,655 Class A Ordinary Shares, 1,190,292 Class B Ordinary Shares and 1,860,000 Class C Ordinary Shares, each of $0.20 par value, of the registrant.

                                MID OCEAN LIMITED


                                      INDEX



PART I - FINANCIAL INFORMATION


     Financial Statements:                                                             Page

     Consolidated Balance Sheets                                                        3
     at April 30, 1997 (unaudited) and October 31, 1996

     Consolidated Statements of Operations                                              4
     for the quarter and six months ended April 30, 1997
     and 1996 (unaudited)

     Consolidated Statements of Cash Flows                                              5
     for the six months ended April 30, 1997 and 1996 (unaudited)

     Notes to Consolidated Financial Statements (unaudited)                             6

     Management Discussion and Analysis of Financial                                    7
     Condition and Results of Operations



PART II - OTHER INFORMATION



     Item 4  Submission of Matters to a Vote of Security Holders                        16

     Item 6  Exhibits and Reports on Form 8-K                                           16

     Exhibit 11 Computation of Earnings per Share                                       17

     Signatures                                                                         18

                          PART I. FINANCIAL INFORMATION
                                MID OCEAN LIMITED
                           CONSOLIDATED BALANCE SHEETS
                      (THOUSANDS OF UNITED STATES DOLLARS)

                                                                    APRIL 30, 1997  OCTOBER 31, 1996
ASSETS                                                                (UNAUDITED)       (AUDITED)
                                                                    --------------  ----------------
Investments available for sale:
  Fixed maturities  at fair value                                    $ 1,422,185      $ 1,360,210
  (Amortized cost $1,432,372; 1996: $1,353,056)
  Equity securities at fair value                                          6,207                0
  Short-term fixed maturities at fair value                               58,257           26,435
                                                                     -----------      -----------
  (Amortized cost $57,899; 1996: $26,226)
Total investments available for sale                                   1,486,649        1,386,645
Unquoted investments; at cost                                             11,127            7,914
Cash and cash equivalents                                                127,729          163,968
Accrued investment income                                                 21,142           24,106
Reinsurance premiums receivable                                          402,515          276,360
Funds withheld by cedents                                                  6,847            8,696
Outstanding losses recoverable from reinsurers                             8,929            5,466
Prepaid reinsurance premiums                                              23,783           15,846
Profit commissions receivable                                             52,751           50,338
Deferred acquisition costs                                                65,028           42,647
Goodwill                                                                  23,519           24,416
Other assets                                                              30,920           16,297
                                                                     -----------      -----------

Total assets                                                         $ 2,260,939      $ 2,022,699
                                                                     ===========      ===========

LIABILITIES

Reserve for losses and loss expenses                                 $   476,366      $   427,717
Reserve for unearned premiums                                            440,748          303,340
Investments pending settlement                                             1,616           43,374
Reinsurance balances payable                                              13,223            5,870
Other liabilities                                                         67,540           72,525
                                                                     -----------      -----------
Total liabilities                                                        999,493          852,826

Minority interest                                                         53,703           52,674
                                                                     -----------      -----------

Total liabilities and minority interest                              $ 1,053,196      $   905,500
                                                                     -----------      -----------

SHAREHOLDERS' EQUITY

Ordinary Shares (par value $0.20; authorized 200,000,000 shares;
  issued and outstanding, 37,805,497, 1996: 34,401,576)              $     7,561      $     6,880
Additional paid-in capital                                               673,777          625,048
Net unrealized (depreciation) appreciation on investments                (10,425)           6,920
Foreign currency translation adjustments                                     734               99
Deferred compensation                                                     (2,284)          (2,058)
Retained earnings                                                        538,380          480,310
                                                                     -----------      -----------

Total shareholders' equity                                           $ 1,207,743      $ 1,117,199
                                                                     -----------      -----------

Total liabilities and shareholders' equity                           $ 2,260,939      $ 2,022,699
                                                                     ===========      ===========

See accompanying notes to consolidated financial statements

                                MID OCEAN LIMITED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
    (THOUSANDS OF UNITED STATES DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                   QUARTER ENDED                      SIX MONTHS ENDED
REVENUES                                 APRIL 30, 1997    APRIL 30, 1996     APRIL 30, 1997    APRIL 30, 1996
                                         --------------    --------------     --------------    --------------
Gross premiums written                    $    137,858      $    108,283      $    397,694      $    404,177
Change in unearned premiums                      5,723             2,825          (133,154)         (188,447)
                                          ------------      ------------      ------------      ------------
Premiums earned                                143,581           111,108           264,540           215,730

Premiums ceded                                  21,806            17,532            31,503            24,527
Change in prepaid premiums                      (8,997)           (8,698)           (5,812)          (13,176)
                                          ------------      ------------      ------------      ------------
Premiums ceded                                  12,809             8,834            25,691            11,351

Net premiums earned                            130,772           102,274           238,849           204,379
Net investment income                           25,335            19,911            49,175            38,957
Net (losses) gains on investments               (3,387)           (1,986)             (729)            7,196
Exchange (loss) gain                              (899)              285            (7,785)           (1,095)
Managing agency income                           3,157             4,952             6,406             4,952
Other income                                     2,454             1,033             3,494             1,033
                                          ------------      ------------      ------------      ------------

Total Revenues                            $    157,432      $    126,469      $    289,410      $    255,422
                                          ============      ============      ============      ============

EXPENSES


Losses and loss expenses incurred         $     63,678      $     45,944      $    120,908      $     99,642
Reinsurance recoveries                          (6,667)             (811)          (12,460)           (1,305)
                                          ------------      ------------      ------------      ------------
Net losses and loss expenses incurred           57,011            45,133           108,448            98,337

Acquisition expenses                            21,829            17,706            38,513            32,385
Managing agency expenses                         1,683             2,080             1,670             2,080
Operational expenses                            13,156             8,886            22,585            12,141
                                          ------------      ------------      ------------      ------------

Total Expenses                            $     93,679      $     73,805      $    171,216      $    144,943
                                          ============      ============      ============      ============

Net income before tax
and minority interest                     $     63,753      $     52,664      $    118,194      $    110,479
Income tax                                      (1,216)           (1,671)           (3,222)           (1,671)
Minority interest                                  379               (21)              (54)              (21)
                                          ------------      ------------      ------------      ------------

Net income                                $     62,916      $     50,972      $    114,918      $    108,787
                                          ============      ============      ============      ============

PER SHARE DATA

Net income per ordinary share             $       1.65      $       1.38      $       3.09      $       2.95
                                          ============      ============      ============      ============
Dividend per ordinary share               $       0.75      $      0.275      $       1.50      $      0.525
                                          ============      ============      ============      ============
Weighted average number of
ordinary shares outstanding                 38,146,128        36,989,076        37,222,247        36,926,000
                                          ============      ============      ============      ============


See accompanying notes to consolidated financial statements

                                MID OCEAN LIMITED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                      (THOUSANDS OF UNITED STATES DOLLARS)

                                                                      SIX MONTHS ENDED
                                                               APRIL 30, 1997   APRIL 30, 1996
CASH FLOWS FROM OPERATING ACTIVITIES                            (UNAUDITED)      (UNAUDITED)
                                                               --------------   --------------
Net Income                                                      $   114,918      $   108,787
Adjustments to reconcile net income to cash provided
  by operating activities:
Amortization of premiums on investments                               2,336            5,031
Amortization of goodwill                                                909              701
Provision for depreciation                                              412              328
Share grants                                                            367              839
Net (gains) losses on investments                                       729           (7,196)
Minority interest                                                        54               21
Change in:
Accrued investment income                                             2,966             (400)
Reinsurance premiums receivable                                    (110,237)        (146,651)
Deferred acquisition costs                                          (21,519)         (27,073)
Outstanding losses recoverable from reinsurers                       (1,151)            (494)
Prepaid reinsurance premiums                                          1,436          (13,136)
Profit commissions receivable                                          --             (3,228)
Funds withheld  by cedents                                            1,943           (1,375)
Other assets                                                        (14,268)          (3,323)
Reserve for losses and loss expenses                                 44,930           37,579
Reserve for unearned premiums                                       123,815          178,623
Reinsurance balances payable                                          7,225           20,546
Other liabilities                                                   (20,154)           5,780
                                                                -----------      -----------
Net cash provided by operating activities                       $   134,711      $   155,359
                                                                ===========      ===========

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale and maturity of fixed maturities             $ 2,406,482      $ 1,744,697
Purchase of fixed maturities                                     (2,562,346)      (1,897,964)
Proceeds from sale of equity securities                                 737             --
Purchase of equity securities                                        (6,924)            --
Purchase of unquoted investments                                     (3,213)          (3,158)
Deferred gains on forward contracts                                     249              651
Net investment in Brockbank Group                                      --            (58,857)
                                                                -----------      -----------
Net cash applied to investing activities                        ($  165,015)     ($  214,631)
                                                                -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Options exercised                                               $    61,301      $       630
Repurchase of shares                                                (12,484)          (2,772)
Dividends paid                                                      (56,849)         (18,167)
                                                                -----------      -----------
Net cash applied to financing activities                        ($    8,032)     ($   20,309)
                                                                -----------      -----------

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS                              2,097             (434)
NET DECREASE IN CASH AND CASH EQUIVALENTS                           (36,239)     ($   80,015)
BALANCE AT BEGINNING OF PERIOD                                  $   163,968      $   215,048
                                                                -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $   127,729      $   135,033
                                                                ===========      ===========


See accompanying notes to consolidated financial statements

                                MID OCEAN LIMITED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE A:  BASIS OF PRESENTATION



The accompanying consolidated financial statements have not been audited except for the balance sheet at October 31, 1996. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the quarter and six month periods ended April 30, 1997 and 1996, the financial position at April 30, 1997 and the cash flows for the six month periods ended April 30, 1997 and 1996. The results of operations for the quarter and six months ended April 30, 1997 are not necessarily indicative of future financial results.



NOTE B:  INVESTMENT IN SUBSIDIARY


The results of the Brockbank Group's quarter and six month periods ended March 31, 1997 and 1996 have been included in the Company's earnings for the periods ended April 30, 1997 and 1996 respectively.

                                MID OCEAN LIMITED

                   MANAGEMENT DISCUSSION & ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION



The following is a discussion of the Company's results of operations and financial condition. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto of the Company for the quarter and six months ended April 30, 1997 and the consolidated financial statements for the year ended October 31, 1996 and the notes thereto included in the Company's Annual Report on Form 10-K. The results of operations for any fiscal period are not necessarily indicative of future financial results. Unless otherwise indicated, reference to the Company includes Mid Ocean Reinsurance Company Ltd, its wholly owned subsidiary ("Mid Ocean"), and Mid Ocean's 51% ownership of the Brockbank Group ("Brockbank").

RESULTS OF OPERATIONS

Second Quarter ended April 30, 1997 compared with the Second Quarter ended April 30, 1996

Net income for the quarter was $62.9 million compared with $51.0 million for the quarter ended April 30, 1996, an increase of 23.4%.

Net operating income, excluding net gains or losses on investments, for the quarter ended April 30, 1997 was $66.3 million compared with $53.0 million for the quarter ended April 30, 1996, an increase of 25.2%.

Revenues

The following table depicts the Company's revenues for the periods shown below:

                                      QUARTER ENDED APRIL 30,
                                      -----------------------      PERCENT
                                       1997             1996       CHANGE
                                       ----             ----       ------
Dollars in thousands
Gross premiums written                $ 137,858      $ 108,283      27.3%
Premiums ceded                           21,806         17,532      24.4%
                                      ---------      ---------      ----
Net premiums written                  $ 116,052      $  90,751      27.9%
                                      =========      =========      ====
Net premiums earned                     130,772        102,274      27.9%
Net investment income                    25,335         19,911      27.2%
Net (losses)/gains on investments        (3,387)        (1,986)     --
Exchange (loss)/gain                       (899)           285      --
Managing agency income                    3,157          4,952     (36.3)%
Other income                              2,454          1,033      --
                                      ---------      ---------      ----
Total revenues                        $ 157,432      $ 126,469      24.5%
                                      =========      =========      ====

Gross premiums written for the quarter ended April 30, 1997 were $137.9 million compared with $108.3 million for the quarter ended April 30, 1996, an increase of $29.6 million or 27.3%.

The increase results from a $34.3 million increase in gross premiums underwritten through the two Lloyd's corporate syndicates managed by Brockbank which have written more business as a result of an increase in capacity of approximately 40% in 1997 compared to 1996. Off-setting this increase was a net $4.7 million decrease in the Mid Ocean book which continued to experience pricing pressure on rates.

Premiums ceded for the quarter ended April 30, 1997 were $21.8 million compared with $17.5 million for the quarter ended April 30, 1996. The increase of $4.3 million is attributable to Brockbank which normally purchases a relatively higher proportion of reinsurance protection.

As a result of the above, net premiums written for the quarter ended April 30, 1997 were $116.1 million compared to $90.8 million for the quarter ended April 30, 1996, an increase of $25.3 million or 27.9%.

Net premiums earned during the quarter ended April 30, 1997 were $130.8 million compared with $102.3 million during the quarter ended April 30, 1996, an increase of $28.5 million or 27.9%. Brockbank contributed approximately $35.6 million to the increase which was offset by a decrease of $7.1 on the Mid Ocean book. The majority of premiums written by the corporate syndicates are earned in periods of 12 months or more, hence there was a low contribution of only $4.3 million to net premiums earned during the 1996 second quarter which reflected earnings of those premiums written by the syndicates in their first quarter of operation. Net earned premiums increased substantially in the second quarter 1997 to $39.9 million as the majority of premiums written from the inception of the corporate syndicates was still being earned. The decrease in net premiums earned on the Mid Ocean book reflects the decrease in net premiums written.

Net investment income was $25.3 million in the quarter ended April 30, 1997 compared with $19.9 million in the second quarter of 1996. The increase results from a larger investment base and increased investment yields; 6.34% during the quarter ended April 30, 1997 compared with 5.95% during the same quarter in 1996.

Net losses on investments were $3.4 million during the quarter ended April 30, 1997 compared with losses of $2.0 million during the quarter ended April 30, 1996. The losses are primarily attributable to the sale of securities in periods of declining market values.

Managing agency income was $3.2 million during the quarter ended April 30, 1997 compared with $5.0 million during the second quarter 1996, a decrease of $1.8 million. The decrease is attributable to a decreasing contribution from profit commissions relating to the 1994 and 1995 underwriting years as these years become fully earned while profit commission from the 1996 and 1997 underwriting years will not be recognized until such time as it can be determined that profits will accrue from those underwriting years. Managing agency income reflects income earned by the Brockbank managing agency in respect of its management of three Lloyd's underwriting syndicates, excluding the two dedicated corporate syndicates which are included in Mid Ocean's operating results, as noted above.

Other income of $2.5 million is fee income resulting from Brockbank's direct marketing motor business and is $1.5 million higher than the $1.0 million recorded in the second quarter 1996.

As a result of the above, total revenues for the quarter ended April 30, 1997 were $157.4 million compared with $126.4 million, an increase of $31.0 million.

Expenses

The following table sets forth the Company's expenses, combined ratio and components thereof for the periods indicated:

                                        QUARTER ENDED APRIL 30,    PERCENT
                                            1997        1996       CHANGE
                                           -----        ----
Dollars in thousands
Net losses and loss expenses incurred     $57,011      $45,133      26.3%
                                          -------      -------      ----

Acquisition expenses                       21,829       17,706      23.3%
Operational expenses                       13,156        8,886      48.1%
                                          -------      -------      ----
Total underwriting expenses                34,985       26,592      31.6%

Managing agency expenses                    1,683        2,080      (19.1)%
                                          -------      -------      ----

Total expenses                            $93,679      $73,805      26.9%
                                          =======      =======      ====

Net loss and loss expense ratio              43.6%       44.1%
                                          -------      ------

Acquisition expense ratio                    16.7%       17.3%
Operational expense ratio                    10.0%        8.7%
                                          -------      ------
Underwriting expense ratio                   26.7%       26.0%

Combined ratio                               70.3%       70.1%
                                          =======      ======


The Company incurred net losses and loss expenses during the quarter ended April 30, 1997, of $57.0 million or 43.6% of net premiums earned compared with $45.1 million or 44.1% of net premiums earned during the same quarter 1996, an increase of $11.9 million or 26.3%. There were no significant catastrophic losses reported during the quarters ended April 30, 1997 or 1996. The increase in the value of net losses and loss expenses incurred is attributable to higher loss provisions on the corporate syndicates offset by relatively lower losses on Mid Ocean's book, and higher releases from prior years' loss reserves.

The decrease in the loss ratio is attributable to the ongoing actuarial review which has resulted in the reduction of reserves previously established for prior underwriting years as noted above.

Underwriting expenses are comprised of acquisition expenses and operational expenses. Underwriting expenses for the quarter ended April 30, 1997 were $35.0 million or 26.7% of net premiums earned compared with $26.6 million or 26.0% of net premiums earned during the quarter ended April 30, 1996. This represents an increase of $8.4 million which in dollar terms, is equally attributable to both acquisition costs and operational expenses. Expressed as a ratio of net earned premiums acquisition costs have decreased to 16.7% in the second quarter 1997 from 17.3% in the second quarter 1996. This decrease in the acquisition expense ratio is attributable to relatively higher profit commission expense provisions in 1996. The operational expense ratio increased to 10.0% in the second quarter 1997 compared with 8.7% in the same quarter 1996. The increase in operational expenses results from the increasing size of the dedicated Lloyd's corporate capital syndicates managed by Brockbank as a portion of the whole and, to a lesser extent, increases in the size of the Mid Ocean Bermuda operation, increases in Mid Ocean's London Branch and inclusion of Mid Ocean's Singapore Branch and Mid Ocean's German consulting operation both of which have no second quarter 1996 comparison.

Managing agency expenses reflect the cost of operating the Brockbank managing agency and have decreased slightly over the second quarter 1996. A large portion of these costs are allocated to and recovered from the syndicates (shown in revenues as managing agency income) under management based on the underwriting capacity of each syndicate.

As a result of the above, total expenses for the quarter ended April 30, 1997 were $93.7 million compared with $73.8 million during the quarter ended April 30, 1996, an increase of $19.9 million or 26.9%.

Net income before income tax and minority interest for the quarter ended April 30, 1997 was $63.8 million compared with $52.7 million for the quarter ended April 30, 1996, an increase of $11.1 million or 21.1%.

Income taxes were $1.2 million for the quarter ended April 30, 1997 and compared with $1.7 million for the second quarter 1996. Income tax represents the Company's provision of an estimate of tax liability in respect of the Company's operations outside of Bermuda.

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

Six months ended April 30, 1997 compared with six months ended April 30, 1996

For the six months period ended April 30, 1997 net income was $114.9 million compared with $108.8 million for the six months ended april 30, 1996, an increase of 5.6%.

Net operating income, excluding net gains or losses on investments, for the six months ended April 30, 1997 was $115.6 million compared with $101.6 million for the six months ended April 30, 1996, a increase of 13.8%.

Revenues

The following table depicts the Company's revenues for the periods shown below:

                                       SIX MONTHS ENDED APRIL 30,
                                       --------------------------    PERCENT
                                           1997           1996       CHANGE
                                           ----           ----       ------
Dollars in thousands
Gross premiums written                  $ 397,694      $ 404,177      (1.6)%
Premiums ceded                             31,503         24,527      28.4%
                                        ---------      ---------      ----

Net premiums written                    $ 366,191      $ 379,650      (3.5)%
                                        =========      =========      ====

Net premiums earned                       238,849        204,379      16.9%
Net investment income                      49,175         38,957      26.2%
Net gains/(losses) on investments            (729)         7,196      --
Exchange loss on investments               (7,785)        (1,095)     --
Managing agency income                      6,406          4,952      --
Other income                                3,494          1,033      --
                                        ---------      ---------      ----
Total revenues                          $ 289,410      $ 255,422      13.3%
                                        =========      =========      ====


For the six month period ended April 30, 1997, gross premiums written were $397.7 million compared with $404.2 million during the first six months of 1996, a decrease of 1.6%. This decrease is the net result an increase in gross premiums underwritten through the two corporate syndicates managed by Brockbank of $63.43 million offset by a decrease of $69.8 million on business underwritten by Mid Ocean. The increase in gross premiums written for the corporate syndicates results from increased capacity for the 1997 underwriting year of approximately 40% over the 1996 underwriting year and the inclusion of two quarters of underwriting results in the six months ended April 30, 1997 compared with one quarter of underwriting results in the six months ended April 30, 1996. The decrease in gross premiums written from Bermuda is primarily attributable to the first quarter 1997 which experienced a $41.0 million decline in the pro rata book of business, a $7.3 million decline in the excess of loss book of business together with reduced cessions on the part of some clients and the non renewal of certain accounts and a number of negative adjustments resulting from changes in premium estimates in previous underwriting years.

Premiums ceded during the six months ended April 30, 1997 were $31.5 million compared with $24.5 million for the six months ended April 30, 1996, an increase of $7.0 million. This increase is largely attributable to reinsurance purchased by the corporate syndicates. As a result, net premiums written for the six months ended April 30, 1997 were $366.2 million compared to $379.7 million for the six months ended April 30, 1996, a decrease of $13.5 million.

Net premiums earned during the six months ended April 30, 1997 were $238.8 million compared with $204.4 million during the same period in 1996, an increase of $34.4 million or 16.9%. The corporate syndicates contributed $61.2 million to this increase. Offsetting this increase was a decrease of $26.8 million attributable to the Mid Ocean book of business. These changes reflect the growing written premium base for the corporate syndicates. The decrease in net premiums earned on the Mid Ocean book reflect the reduction in net premiums written during the six months ended April 30, 1997.

Net investment income was $49.2 million during the six months ended April 30, 1997 compared to $39.0 million during the same period in 1996, an increase of $10.2 million or 26.2%. The increase results from a larger investment base and increased investment yields when compared with the previous year.

Net losses on investments were $0.7 million during the six months ended April 30, 1997 compared with a gain of $7.2 million for the six months ended April 30, 1996. The 1996 gain is attributable to gains realized on the sale of securities during the first quarter of 1996.

Exchange losses were $7.8 million during the six months ended April 30, 1997 compared with losses of $1.1 million in the same period 1996, a deterioration of $6.7 million. Most of the 1997 exchange losses are attributable to the first quarter where the value of Sterling denominated premium receivables decreased as a result of a sharp decline in the Sterling exchange rate.

Managing agency income of $6.4 million is attributable to both earned profit commissions and fee income in respect of the Brockbank managing agency activities which is included in these accounts for both quarters of 1997 compared with only the second quarter in 1996.

Other income of $3.5 million for the six months ended April 30, 1997 compares with $1.0 million for the same period 1996. However only one quarter of Brockbank results are included in that period compared with two quarters in the first six months of 1997. Other income is fee income which results from Brockbank's direct marketing motor business.

As a result of the above, total revenues for the six months ended April 30, 1997 were $289.4 million compared with $255.4 million for the six months ended April 30, 1996, an increase of $34.0 million or 13.3%.

Expenses

The following table sets forth the Company's expenses, combined ratio and components thereof for the periods indicated:


                                        SIX MONTHS ENDED APRIL 30,   PERCENT
                                            1997          1996       CHANGE
                                           -----          ----
Dollars in thousands
Net losses and loss expenses incurred     $108,448      $ 98,337      10.3%
                                          --------      --------      ----

Acquisition expenses                        38,513        32,385      18.9%
Operational expenses                        22,585        12,141      86.0%
                                          --------      --------      ----
Total underwriting expenses                 61,098        44,526      37.2%

Managing agency expenses                     1,670         2,080      (19.7)%
                                          --------      --------      ----

Total expenses                            $171,216      $144,943      18.1%
                                          ========      ========      ====

Net loss and loss expense ratio               45.4%         48.1%
                                          --------      --------

Acquisition expense ratio                     16.1%         15.9%
Operational expense ratio                      9.5%          5.9%
                                          --------      --------
Underwriting expense ratio                    25.6%         21.8%

Combined ratio                                71.0%         69.9%
                                          ========      ========

The Company incurred net losses and loss expenses during the six months ended April 30, 1997 of $108.4 million or 45.4% of net premiums earned compared with $98.3 million or 48.1% of net premiums earned during the six months ended April 30, 1996, an increase of $10.1 million or 10.3%. There were no significant catastrophic losses reported during the six months ended April 30, 1997 or 1996. The decrease in the loss ratio is attributable to the ongoing actuarial review process which has resulted in the reduction of reserves previously established for prior underwriting years.

Underwriting expenses are comprised of acquisition expenses and operational expenses. Underwriting expenses for the six months ended April 30, 1997 were $61.1 million or 25.6% of net premiums earned compared with $44.5 million or 21.8% of net premiums earned for the six months ended April 30, 1996. This represents an increase of $16.6 million of which $6.1 million is attributable to increased acquisition costs and $10.5 million is attributable to increased operational expenses.

The acquisition expense ratio was 16.1% for the six months ended April 30, 1997 compared with 15.9% for the six months ended April 30, 1996. The increase is largely attributable to higher brokerage expenses on the corporate syndicates which are becoming a larger part of the whole.

The operational expense ratio increased to 9.5% for the six months ended April 30, 1997 compared with 5.9% for the six months ended April 30, 1996. The increase is attributable to higher operational costs on the corporate syndicates which are becoming a larger part of the whole as well as increases in the size of the Bermuda operation and inclusion of the Singapore branch and German consulting operation.

Managing agency expenses reflects costs attributable to operating the Brockbank managing agency and have decreased slightly compared with the six months ended April 30, 1996. A large portion of these costs are allocated to and recovered from the syndicates under management based on the underwriting capacity of each syndicate.

Net income before income tax and minority interest for the six months ended April 30, 1997 was $118.2 million compared with $110.5 million for the six months ended April 30, 1996, an increase of $7.7 million or 7.0%.

Income taxes were $3.2 million for the six months ended April 30, 1997 compared with $1.7 million for the same period in 1996. Income tax represents the Company's estimate of tax liability in respect of the Company's operations outside of Bermuda.

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

At April 30, 1997, shareholders' equity was $1,207.7 million, of which $538.4 million was retained earnings. At April 30, 1997, Mid Ocean held $127.7 million of cash and cash equivalents compared with $164.0 million at October 31, 1996. The decrease is attributable to an increased level of investment of the Company's cash and cash equivalents. In addition, the Company repurchased $2.3 million of its stock during the second quarter of 1997. The $75 million authorized by the Board of Directors for repurchase of shares in March 1995 is almost totally utilized. The Company currently has no debt.

Net cash flow provided by operating activities for the six months ended April 30, 1997 was $134.7 million compared with $155.4 million during the same period of 1996. This results primarily from receipt of premium income net of paid losses, acquisition costs and other related expenses. Mid Ocean expects cash inflows will continue to be strong, primarily as a result of net reinsurance premium receipts and investment income. Mid Ocean is unable to predict its cash outflows, as they will be substantially determined by loss payments and particularly large catastrophes if they occur. As a consequence, cash flow may fluctuate between individual fiscal quarters and fiscal years.

Primarily because of the potential for large loss payments, Mid Ocean's investment portfolio is structured to provide a high level of liquidity to meet its obligations. At April 30, 1997, the Company's investment portfolio, measured at fair value, including accrued investment income and trades pending settlement and cash and cash equivalents, was $1,633.9 million compared with $1,531.3 million at October 31, 1996. The Mid Ocean investment portfolio is presently made up of bonds, mortgage and asset-backed securities, short-term investments and $6.2 million of equity securities. At April 30, 1997, 80.7% of the fair value of securities held was in US Government securities or in obligations rated "AA" or better by Moody's Investor Services Inc or Standard & Poor's Corporation. The Company presently has no investments in real estate or mortgage loans. All fixed maturity, short-term and equity investments are currently classified as securities available for sale and are carried at fair value.

Under the terms of certain reinsurance contracts, Mid Ocean is required to provide letters of credit to reinsureds in respect of reported claims and/or unearned premiums. Mid Ocean has letter of credit facilities of approximately $307 million. These facilities are secured by a lien on a portion of Mid Ocean's investment portfolio. At April 30, 1997, Mid Ocean had provided letters of credit amounting to approximately $198 million compared with approximately $165 million at October 31, 1996. Letters of credit are required by certain ceding companies to support unearned premiums and loss reserves and in the case of the two Lloyd's corporate syndicates managed by Brockbank, letters of credit were issued in the equivalent amount of approximately $107 million in lieu of capital.

On December 29, 1995, Mid Ocean completed a transaction to acquire an effective 51% ownership of the Brockbank Group. The Company has undertaken to make an offer by September 1, 1997, based on a valuation pursuant to a specified procedure by an independent banking firm, to acquire all outstanding Brockbank shares for either cash, loan notes or ordinary shares in the Company.

The Company has made no significant capital expenditures during the six months ended April 30, 1997. The Company has committed to invest up to $18.7 million, principally as a special limited partner in The Trident Partnership L.P. ("Trident") a limited partnership organized for investment in the insurance industry. At April 30, 1997 and October 31, 1996, the investment in Trident was $7.9 million valued at cost.

                            PART II OTHER INFORMATION

                                MID OCEAN LIMITED

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders, held March 6, 1997, the following actions were taken:

   a. The stockholders adopted a resolution to amend the 1993 Long Term Incentive and Shares Award Plan to permit discretionary (as opposed to formulaic) grants of Ordinary Shares to be made to the members of the Board of Directors by the following vote:

           For                             26,035,612
           Against                          6,669,521
           Abstentions                         60,010
           Broker No Vote                      35,530

   b. The stockholders appointed KPMG Peat Marwick, Bermuda, to act as the independent auditors of the Company for the fiscal year ending October 31, 1997 by the following vote:

           For                             32,783,495
           Against                              9,304
           Abstentions                          7,874

   c. The stockholders elected the following nominees as Directors by the following vote:

           Nominee Elected        Class of Director                  For            Against
           -----------------------------------------------------------------------------------
           Frank J. Borelli       Class I Director               32,786,224         14,449
           Michael A. Butt        Class I Director               32,786,184         14,489
           Henry U. Harder        Class I Director               32,783,259         17,414
           Brian M. O'Hara        Class I Director               32,786,224         14,449
           Jeffrey S. Tabak       Class I Director               32,785,524         15,149

         Class I Directors will serve until the 2000 Annual Meeting of Stockholders. Class II Directors will serve until the 1998 Annual meeting. Class III Directors will serve until the 1999 Annual Meeting.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K


No reports on Form 8-K were filed during the three months ended April 30, 1997.

                                MID OCEAN LIMITED

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            MID OCEAN LIMITED
                                  --------------------------------------
                                              (Registrant)


                                  /s/ CHARLES F HAYS
                                  --------------------------------------
                                             CHARLES F HAYS
                                        Executive Vice President,
                                Chief Financial and Administrative Officer
                                      (Principal Financial Officer
                                      and Duly Authorized Officer)



                                  /s/ JOHN M WADSON
                                  --------------------------------------
                                              JOHN M WADSON
                                 Vice President, Treasurer and Secretary
                                      (Principal Accounting Officer
                                      and Duly Authorized Officer)

June 13, 1997
Date