Form 10-Q
period 1997-07-31
MID OCEAN LTD
filed 1997-09-15
CIK 906247

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1997

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

  As of September 12, 1997 there were outstanding 35,738,444 Class A Ordinary Shares, 1,190,292 Class B Ordinary Shares and 1,860,000 Class C Ordinary Shares,
                  each of $0.20 par value, of the registrant.

                                MID OCEAN LIMITED


                                      INDEX



PART I - FINANCIAL INFORMATION



            Financial Statements:                                           Page
            Consolidated Balance Sheets                                      1
            at July 31, 1997 (unaudited) and October 31, 1996

            Consolidated Statements of Operations                            2
            for the quarter and nine months ended July 31, 1997 and 1996
            (unaudited)

            Consolidated Statements of Cash Flows                            3
            for the nine months ended July 31, 1997 and 1996 (unaudited)

            Notes to Consolidated Financial Statements (unaudited)           4

            Management Discussion and Analysis of Financial                  5
            Condition and Results of Operations




PART II - OTHER INFORMATION


            Item 6 Exhibits and Reports on Form 8-K                          14

            Exhibit 11 Computation of Earnings per Share                     16

            Signatures                                                       15

                          PART I. FINANCIAL INFORMATION
                                MID OCEAN LIMITED
                           CONSOLIDATED BALANCE SHEETS
                      (THOUSANDS OF UNITED STATES DOLLARS)

                                                                      JULY 31, 1997     OCTOBER 31, 1996
ASSETS                                                                 (UNAUDITED)         (AUDITED)
Investments available for sale:
  Fixed maturities  at fair value                                      $ 1,480,589        $ 1,360,210
  (Amortized cost 1,452,793; 1996: 1,353,056)
  Equity securities at fair value                                           22,878                  0
  Short-term fixed maturities at fair value
  (Amortized cost $27,241 ; 1996: $26,226)                                  27,695             26,435
                                                                       -----------        -----------
Total investments available for sale                                     1,531,162          1,386,645
Unquoted investments; at cost                                               10,597              7,914
Cash and cash equivalents                                                  185,093            163,968
Accrued investment income                                                   22,025             24,106
Reinsurance premiums receivable                                            399,050            276,360
Funds withheld by cedents                                                    5,846              8,696
Outstanding losses recoverable from reinsurers                               9,004              5,466
Prepaid reinsurance premiums                                                15,721             15,846
Profit commissions receivable                                               30,390             50,338
Deferred acquisition costs                                                  63,297             42,647
Goodwill                                                                    23,069             24,416
Other assets                                                                39,944             16,297
                                                                       -----------        -----------


Total assets                                                           $ 2,335,198        $ 2,022,699
                                                                       ===========        ===========

LIABILITIES
Reserve for losses and loss expenses                                   $   498,460        $   427,717
Reserve for unearned premiums                                              409,454            303,340
Investments pending settlement                                               3,925             43,374
Reinsurance balances payable                                                17,791              5,870
Other liabilities                                                           67,559             72,525
                                                                       -----------        -----------

Total liabilities                                                          997,189            852,826

Minority interest                                                           54,088             52,674
                                                                       -----------        -----------

Total liabilities and minority interest                                $ 1,051,277        $   905,500
                                                                       -----------        -----------

SHAREHOLDERS' EQUITY
Ordinary Shares (par value $0.20; authorized 200,000,000 shares;
  issued and outstanding, 37,805,947; 1996: 34,401,576)                $     7,569        $     6,880
Additional paid-in capital                                                 674,898            625,048
Net unrealized appreciation on investments                                  27,072              6,920
Foreign currency translation adjustments                                       999                 99
Deferred compensation                                                       (2,124)            (2,058)
Retained earnings                                                          575,507            480,310
                                                                       -----------        -----------

Total shareholders' equity                                             $ 1,283,921        $ 1,117,199
                                                                       -----------        -----------

Total liabilities and shareholders' equity                             $ 2,335,198        $ 2,022,699
                                                                       ===========        ===========

See accompanying notes to consolidated financial statements

                                MID OCEAN LIMITED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
    (THOUSANDS OF UNITED STATES DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                      QUARTER ENDED                         NINE MONTHS ENDED
REVENUES                                    JULY 31, 1997       JULY 31, 1996       JULY 31, 1997       JULY 31, 1996
Gross premiums written                      $    114,097        $    116,370        $    511,790        $    520,547

Change in unearned premiums                       29,074               6,332            (104,080)           (182,115)
                                            ------------        ------------        ------------        ------------
Premiums earned                                  143,171             122,702             407,710             338,432

Premiums ceded                                    12,132               8,914              43,635              33,441
Change in prepaid premiums                         2,992                (314)             (2,820)            (13,490)
                                            ------------        ------------        ------------        ------------
Premiums ceded                                    15,124               8,600              40,815              19,951

Net premiums earned                              128,047             114,102             366,895             318,481
Net investment income                             27,024              21,052              76,200              60,009
Net gains  (losses) on investments                 5,124              (8,396)              4,395              (1,200)
Exchange (loss) gain                                (628)              1,404              (8,414)                309
Managing agency income                             7,020               4,719              13,426               9,671
Other income                                       2,690               1,178              (6,185)              2,210
                                            ------------        ------------        ------------        ------------

Total Revenues                              $    169,277        $    134,059        $    458,687        $    389,480
                                            ============        ============        ============        ============

EXPENSES


Losses and loss expenses incurred           $     63,700        $     61,390        $    184,609        $    161,032
Reinsurance recoveries                            (4,273)             (4,651)            (16,734)             (5,956)
                                            ------------        ------------        ------------        ------------
Net losses and loss expenses incurred             59,427              56,739             167,875             155,076

Acquisition expenses                              24,685              19,343              63,198              51,729
Managing agency expenses                           1,195               1,488               2,865               3,568
Operational expenses                              13,608               9,138              36,194              21,277
                                            ------------        ------------        ------------        ------------

Total Expenses                              $     98,915        $     86,708        $    270,132        $    231,650
                                            ============        ============        ============        ============

Net income before tax
and minority interest                       $     70,362        $     47,351        $    188,555        $    157,830
Income tax                                        (3,230)               (624)             (6,452)             (2,295)
Minority interest                                 (1,620)               (510)             (1,673)               (531)
                                            ------------        ------------        ------------        ------------

Net income                                  $     65,512        $     46,217        $    180,430        $    155,004
                                            ============        ============        ============        ============

PER SHARE DATA

Net income per ordinary share               $       1.72        $       1.26        $       4.81        $       4.21
Dividend per ordinary share                 $       0.75        $     0.4125        $       2.25        $     0.9375
Weighted average number of
ordinary shares outstanding                   38,149,720          36,686,797          37,734,772          36,845,573


See accompanying notes to consolidated financial statements

                                MID OCEAN LIMITED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                      (THOUSANDS OF UNITED STATES DOLLARS)

                                                                  NINE MONTHS ENDED
                                                          JULY 31, 1997      JULY 31, 1996
CASH FLOWS FROM OPERATING ACTIVITIES                       (UNAUDITED)        (UNAUDITED)
Net Income                                                 $   184,430        $   155,004
Adjustment to reconcile net income to cash provided
  by operating activities:
Amortization of premiums on investments                          2,094              7,267
Amortization of goodwill                                         1,362              1,075
Provision for depreciation                                         421                539
Share grants                                                       629                958
Net (gains) losses on investments                               (4,395)             1,200
Minority interest                                                  (17)               531
Accrued investment income                                        2,091             (2,927)
Reinsurance premiums receivable                               (104,662)          (126,012)
Deferred acquisition expenses                                  (19,388)           (29,606)
Outstanding losses recoverable from reinsurers                  (1,161)            (4,365)
Prepaid reinsurance premiums                                     9,626             (9,018)
Profit commissions receivable                                   22,770             (8,190)
Reserve for losses and loss expenses                            61,420             67,871
Reserve for unearned premiums                                   90,329            171,121
Reinsurance balances payable                                    11,712             12,196
Other liabilities                                              (20,952)             6,834
Funds withheld by cedents                                        2,944             (1,878)
Other assets                                                   (22,692)            (4,457)
                                                           -----------        -----------
Net cash provided by operating activities                  $   216,561        $   238,143
                                                           ===========        ===========

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale and maturity of fixed maturities          3,406,500          2,543,546
Purchase of fixed maturities                                (3,547,203)        (2,753,734)
Proceeds from sale of equity securities                          1,896                  0
Purchases of equity securities                                 (24,232)                 0
Gains (losses) on forward contracts                              2,502             (1,146)
Settlement of futures contracts                                   (789)                 0
Proceeds from sale of unquoted investments                         965                  0
Purchase of unquoted investments                                (3,264)            (4,461)
Net investment in Brockbank Group                                    0            (58,857)
                                                           -----------        -----------
Net cash applied to investing activities                      (163,625)      ($   274,652)
                                                           ===========        ===========

CASH FLOWS FROM FINANCING ACTIVITIES
Options exercised                                               62,327                630
Repurchase of shares                                           (12,484)           (13,444)
Dividends paid                                                 (85,234)           (32,315)
                                                           -----------        -----------
Net cash applied to financing activities                  ($    35,391)      ($    45,129)
                                                           ===========        ===========

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                          3,580                (23)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       $    21,125        ($   81,661)

BALANCE AT BEGINNING OF PERIOD                             $   163,968        $   215,048
                                                           -----------        -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $   185,093        $   133,387
                                                           ===========        ===========

See accompanying notes to consolidated financial statements

                                MID OCEAN LIMITED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




NOTE A:  BASIS OF PRESENTATION




The accompanying consolidated financial statements have not been audited except for the balance sheet at October 31, 1996. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the quarters and nine month periods ended July 31, 1997 and 1996, the financial position at July 31, 1997 and the cash flows for the nine month periods ended July 31, 1997 and 1996. The results of operations for the nine months ended July 31, 1997 are not necessarily indicative of future financial results.



NOTE B:  INVESTMENT IN SUBSIDIARY


The results of the Brockbank Group's second quarter and nine month periods of operations ended June 30, 1997 and six months of operations ended June 30, 1996 have been included in the Company's earnings for the periods ended July 31, 1997 and 1996 respectively.

On August 18, 1997, subsequent to the quarter end, the company completed the acquisition of the remaining 49% interest in the Brockbank Group by purchasing the outstanding shares and options of The Brockbank Group plc for a cost estimated at $145 million. Approximately $80 million of the cost is expected to be in the form of cash and loan notes and the remainder through the issuance of approximately 940,000 Class A Ordinary shares which will be subject to certain transfer restrictions and 34,000 options to purchase Class A Ordinary shares.

                                MID OCEAN LIMITED

                   MANAGEMENT DISCUSSION & ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION



The following is a discussion of the Company's results of operations and financial condition. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto of the Company for the quarter and nine months ended July 31, 1997 and the consolidated financial statements for the year ended October 31, 1996 and the notes thereto included in the Company's Annual Report on Form 10-K. The results of operations for any fiscal period are not necessarily indicative of future financial results. Unless otherwise indicated, reference to the Company includes Mid Ocean Reinsurance Company Ltd, its wholly owned subsidiary ("Mid Ocean"), and Mid Ocean's 51% ownership of the Brockbank Group ("Brockbank").

RESULTS OF OPERATIONS

Third Quarter ended July 31, 1997 compared with the Third Quarter ended July 31, 1996

Net income for the quarter was $ 65.5 million compared with $46.2 million for the quarter ended July 31, 1996, an increase of 41.7%.

Net operating income, excluding net gains or losses on investments, for the quarter ended July 31, 1997 was $60.4 million compared with $54.6 million for the quarter ended July 31, 1996, an increase of 10.6%.

Revenues

The following table depicts the Company's revenues for the periods shown below:

                                           QUARTER ENDED JULY 31
                                           ---------------------          PERCENT
                                           1997             1996          CHANGE
                                           ----             ----          ------
Dollars in thousands
Gross premiums written                  $ 114,097        $ 116,370         (2.0)%
Premiums ceded                             12,132            8,914         36.1%
                                        ---------        ---------        -----
Net premiums written                    $ 101,965        $ 107,456         (5.1%)
                                        =========        =========        =====

Net premiums earned                       128,047          114,102         12.2%
Net investment income                      27,024           21,052         28.4%
Net gains/(losses) on investments           5,124           (8,396)          --
Exchange (loss)/gain                         (628)           1,404           --
Managing agency income                      7,020            4,719         48.8%
Other income                                2,690            1,178        128.4%
                                        ---------        ---------        -----
Total revenues                          $ 169,277        $ 134,059         26.3%
                                        =========        =========        =====

Gross premiums written for the quarter ended July 31, 1997 were $114.1 million compared with $116.4 million for the quarter ended July 31, 1996, a decrease of $2.3 million or 2.0%.

The decline results from a decrease in gross premiums written by Mid Ocean's Bermuda operations of $10.1 million, which continued to experience pricing pressure on rates.

The decline results from a decrease in gross premiums written by Mid Ocean's Bermuda operations of $10.1 million, which continued to experience pricing pressure on rates.

Offsetting this decrease is an increase in gross premiums written of $7.8 million by the two Lloyds corporate syndicates managed by Brockbank which have written more business as a result of increasing capacity by approximately 40% in 1997 compared to 1996.

Premiums ceded for the quarter ended July 31, 1997 were $12.1 million compared with $8.9 million for the quarter ended July 31, 1996. The increase of $3.2 million is attributable both to Brockbank, which normally purchases a relatively higher proportion of reinsurance protection, and an increase in reinsurance purchased by Mid Ocean on a portion of its book of business.

As a result of the above, net premiums written for the quarter ended July 31, 1997 were $102.0 million compared to $107.5 million for the quarter ended July 31, 1996, a decrease of $5.5 million or 5.1%.

Net premiums earned during the quarter ended July 31, 1997 were $128.0 million compared with $114.1 million during the quarter ended July 31, 1996, an increase of $13.9 million or 12.2%. Brockbank contributed approximately $28.3 million to the increase which was offset by a decrease of $14.4 on the Mid Ocean book. The majority of premiums written by the corporate syndicates are earned in periods of 12 months or more, hence there was a low contribution of only $13.5 million to net premiums earned during the 1996 third quarter which reflected earnings of those premiums written by the syndicates in their first six months of operations. Net earned premiums increased substantially in the third quarter 1997 to $41.8 million as the majority of premiums written from the inception of the corporate syndicates was still being earned. The decrease in net premiums earned on the Mid Ocean book reflects the decrease in net premiums written.

Net investment income was $27.0 million in the quarter ended July 31, 1997 compared with $21.0 million in the second quarter of 1996. The increase results from a larger investment base and increased investment yields; 6.56% during the quarter ended July 31, 1997 compared with 6.11% during the same quarter in 1996.

Net gains on investments were $5.1 million during the quarter ended July 31, 1997 compared with losses of $8.4 million during the quarter ended July 31, 1996. The gains are primarily attributable to the sale of securities in periods of increasing market values.

Managing agency income was $7.0 million during the quarter ended July 31, 1997 compared with $4.7 million during the quarter ended July 31, 1996, an increase of $2.3 million. The increase is attributable to a revision of the estimated profit commission relating to the 1995 underwriting year. Profit commission from the 1996 and 1997 underwriting years will not be recognized until such time as it can be determined that profits will accrue from those underwriting years. Managing agency income reflects income earned by the Brockbank managing agency in respect of its management of three Lloyd's underwriting syndicates, excluding the two dedicated corporate syndicates which are included in Mid Ocean's operating results, as noted above.

Other income of $2.7 million is fee income resulting from Brockbank's direct marketing motor business and is $1.5 million higher than the $1.2 million recorded in the third quarter 1996 relating to an increase in gross premiums written.

As a result of the above, total revenues for the quarter ended July 31, 1997 were $169.3 million compared with $134.0 million, an increase of $35.3 million.

Expenses

The following table sets forth the Company's expenses, combined ratio and components thereof for the periods indicated:


                                             QUARTER ENDED JULY 31
                                             ---------------------       PERCENT
                                              1997           1996        CHANGE
Dollars in thousands
Net losses and loss expenses incurred       $59,427        $56,739         4.7%
                                            -------        -------        ----

Acquisition expenses                         24,685         19,343        27.6%
Operational expenses                         13,608          9,138        48.9%
                                            -------        -------        ----

Total underwriting expenses                  38,293         28,481        34.4%

Managing agency expenses                      1,195          1,488        (19.7%)
                                            -------        -------        ----

Total expenses                              $98,915        $86,708        14.1%
                                            =======        =======        ====


Net loss and loss expense ratio                46.4%          49.7%
                                            -------        -------

Acquisition expense ratio                      19.3%          17.0%
Operational expense ratio                      10.6%           8.0%
                                            -------        -------
Underwriting expense ratio                     29.9%          25.0%

Combined ratio                                 76.3%          74.7%
                                            =======        =======


The Company incurred net losses and loss expenses during the quarter ended July 31, 1997, of $59.4 million or 46.4% of net premiums earned compared with $56.7 million or 49.7% of net premiums earned during the same quarter 1996, an increase of $2.7 million or 4.7%. There were no significant catastrophic losses reported during the quarters ended July 31, 1997 or 1996. The increase in the value of net losses and loss expenses incurred is attributable to higher loss provisions on the corporate syndicates offset by relatively lower losses on Mid Ocean's book. The lower losses on Mid Ocean's book of business is due to an absence of significant loss events together with a release of prior years' loss reserves. The decrease in the loss ratio is attributable to the ongoing actuarial review process which has resulted in the reduction of reserves previously established for prior underwriting years as noted above.

Underwriting expenses are comprised of acquisition expenses and operational expenses. Underwriting expenses for the quarter ended July 31, 1997 were $38.3 million or 29.9% of net premiums earned compared with $28.5 million or 25.0% of net premiums earned during the quarter ended July 31, 1996. This represents an increase of $9.8 million which in dollar terms, is equally attributable to both acquisition costs and operational expenses. Expressed as a ratio of net earned premiums acquisition costs have increased to 19.3% in the third quarter 1997 from 17.0% in the third quarter 1996. This increase in the acquisition expense ratio is attributable to relatively higher profit commission expense provisions in 1997. The operational expense ratio increased to 10.6% in the third quarter 1997 compared with 8.0% in the same quarter 1996. The increase in operational expenses results from the increasing size of the dedicated Lloyd's corporate capital syndicates managed by Brockbank as a portion of the whole and, to a lesser extent, increases in the size of the Mid Ocean Bermuda operation, increases in Mid Ocean's London Branch and inclusion of Mid Ocean's Singapore Branch and Mid Ocean's German consulting operation both of which have no third quarter 1996 comparison.

Managing agency expenses reflect the cost of operating the Brockbank managing agency and have decreased slightly over the third quarter 1996. A large portion of these costs are allocated to and recovered from the syndicates (shown in revenues as managing agency income) under management based on the underwriting capacity of each syndicate.

As a result of the above, total expenses for the quarter ended July 31, 1997 were $98.9 million compared with $86.7 million during the quarter ended July 31, 1996, an increase of $12.2 million or 14.1%.

Net income before income tax and minority interest for the quarter ended April 30, 1997 was $70.4 million compared with $47.4 million for the quarter ended July 31, 1996, an increase of $23.0 million or 48.6%.

Income taxes were $3.2 million for the quarter ended July 31, 1997 and compared with $0.6 million for the third quarter 1996. Income tax represents the Company's provision of an estimate of tax liability in respect of the Company's operations outside of Bermuda.

Minority interest represents that portion of the Brockbank Group included in the Company's results of operations, as described above, which belongs to the minority shareholders of Brockbank.The Company expects that the effects of inflation are unlikely to be a significant factor in the results of operations given the short term nature of both reinsurance premiums receivable and expected loss payments from reserves for losses and loss expenses.

Nine months ended July 31, 1997 compared with nine months ended July 31, 1996

For the nine months period ended July 31, 1997 net income was $180.4 million compared with $155.0 million for the nine months ended July 31, 1996, an increase of 16.4%.

Net operating income, excluding net gains or losses on investments, for the nine months ended July 30, 1997 was $176.0 million compared with $156.2 million for the nine months ended July 31, 1996, an increase of 12.7%.

Revenues

The following table depicts the Company's revenues for the periods shown below:

                                        NINE MONTHS ENDED JULY 31,
                                        --------------------------        PERCENT
                                           1997             1996          CHANGE
                                           ----             ----          ------
Dollars in thousands
Gross premiums written                  $ 511,790        $ 520,547         (1.7%)
Premiums ceded                             43,635           33,441         30.5%
                                        ---------        ---------        -----

Net premiums written                    $ 468,155        $ 487,106         (3.9%)
                                        =========        =========        =====

Net premiums earned                       366,895          318,481         15.2%

Net investment income                      76,200           60,009         27.0%
Net gains/(losses) on investments           4,395           (1,200)          --
Exchange (loss)/gain                       (8,414)             309           --
Managing agency income                     13,426            9,671         38.8%
Other income                                6,185            2,210        179.9%
                                        ---------        ---------        -----
Total revenues                          $ 458,687        $ 389,480         17.8%
                                        =========        =========        =====

For the nine month period ended July 31, 1997, gross premiums written were $511.8 million compared with $520.5 million during the first nine months of 1996, a decrease of $8.7 million or 1.7%. This decrease is the net result of an increase in gross premiums underwritten through the two corporate syndicates managed by Brockbank of $71.3 million offset by a decrease of $80.0 million on business underwritten by Mid Ocean. The increase in gross premiums written for the corporate syndicates results from increased capacity for the 1997 underwriting year of approximately 40% over the 1996 underwriting year and the inclusion of three quarters of underwriting results in the nine months ended July 31, 1997 compared with two quarters of underwriting results in the nine months ended July 31, 1996. The decrease in gross premiums written by Mid Ocean results primarily from a $53.6 million decline in the pro rata book of business, an $11.1 million decline in the excess of loss book of business and lesser declines on other books of business. These declines are primarily attributable to reduced cessions on the part of some clients, the non renewal of certain accounts and in the case of the pro rata book of business, a number of negative adjustments resulting from changes in premium estimates in previous underwriting years.

Premiums ceded during the nine months ended July 31, 1997 were $43.6 million compared with $33.4 million for the nine months ended July 31, 1996, an increase of $10.2 million. This increase is largely attributable to reinsurance purchased by the corporate syndicates relating to the increase in their premium written. As a result, net premiums written for the nine months ended July 31, 1997 were $468.2 million compared to $487.1 million for the nine months ended July 31, 1996, a decrease of $8.9 million.


Net premiums earned during the nine months ended July 31, 1997 were $366.9 million compared with $318.5 million during the same period in 1996, an increase of $48.4 million or 15.2%. The corporate syndicates contributed $89.4 million to this increase. Offsetting this increase was a decrease of $41.0 million attributable to the Mid Ocean book of business. These changes reflect the growing written premium base for the corporate syndicates. The decrease in net premiums earned on the Mid Ocean book reflect the reduction in net premiums written during the nine months ended July 31, 1997.

Net investment income was $76.2 million during the nine months ended July 31, 1997 compared to $60.0 million during the same period in 1996, an increase of $16.2 million or 27.0%. The increase results from a larger investment base and increased investment yields when compared with the previous year.

Net gains on investments were $4.4 million during the nine months ended July 31, 1997 compared with a loss of $1.2 million for the nine months ended July 31, 1996. The 1997 gain is attributable to gains realized on the sale of securities during the third quarter of 1997.

Exchange losses were $8.4 million during the nine months ended July 31, 1997 compared with gains of $0.3 million in the same period 1996. Most of the 1997 exchange losses are attributable to the first quarter where the value of Sterling denominated premium receivables decreased as a result of a sharp decline in the Sterling exchange rate.

Managing agency income is attributable to both earned profit commissions and fee income in respect of the Brockbank managing agency activities. Managing agency income was $13.4 million during the nine months ended July 31, 1997, compared with $9.7 million in the nine months ended July 31, 1996. Three quarters of managing agency income are included in the nine months ended July 31 1997 compared with only two quarters in 1996.

Other income of $6.2 million for the nine months ended July 31, 1997 compares with $2.2 million for the same period 1996. However only two quarter of Brockbank results are included in that period compared with three quarters in the first nine months of 1997. Other income is fee income which results from Brockbank's direct marketing motor business.

As a result of the above, total revenues for the nine months ended July 31, 1997 were $458.7 million compared with $389.5 million for the nine months ended July 31, 1996, an increase of $69.2 million or 17.8%.

Expenses

The following table sets forth the Company's expenses, combined ratio and components thereof for the periods indicated:

                                           NINE MONTHS ENDED JULY 31,
                                           --------------------------       PERCENT
                                              1997            1996          CHANGE
                                              ----            ----          ------
Dollars in thousands
Net losses and loss expenses incurred       $167,875        $155,076         8.3%
                                            --------        --------        ----

Acquisition expenses                          63,198          51,729        22.2%
Operational expenses                          36,194          21,277        70.1%
                                            --------        --------        ----

Total underwriting expenses                   99,392          73,006        36.1%

Managing agency expenses                       2,865           3,568        (19.7%)
                                            --------        --------        ----


Total expenses                              $270,132        $231,650        16.6%
                                            ========        ========        ====


Net loss and loss expense ratio                 45.8%           48.7%
                                            --------        --------

Acquisition expense ratio                       17.2%           16.2%
Operational expense ratio                        9.9%            6.7%
                                            --------        --------
Underwriting expense ratio                      27.1%           22.9%

Combined ratio                                  72.9%           71.6%
                                            ========        ========

The Company incurred net losses and loss expenses during the nine months ended July 31, 1997 of $167.9 million or 45.8% of net premiums earned compared with $155.1 million or 48.7% of net premiums earned during the nine months ended July 31, 1996, an increase of $12.8 million or 8.3%. There were no significant catastrophic losses reported during the nine months ended July 31, 1997 or 1996. The decrease in the loss ratio is attributable to the ongoing actuarial review process which has resulted in the reduction of reserves previously established for prior underwriting years.

Underwriting expenses are comprised of acquisition expenses and operational expenses. Underwriting expenses for the nine months ended July 31, 1997 were $99.4 million or 27.1% of net premiums earned compared with $73.0 million or 22.9% of net premiums earned for the nine months ended July 31, 1996. This represents an increase of $26.4 million of which $11.5 million is attributable to increased acquisition costs and $14.9 million is attributable to increased operational expenses.

The acquisition expense ratio was 17.2% for the nine months ended July 31, 1997 compared with 16.2% for the nine months ended July 31, 1996. The increase is attributable to higher brokerage expenses on the corporate syndicates which are becoming a larger part of the whole together with accrued profit commissions due to the reduction in reserves for prior underwriting years.

The operational expense ratio increased to 9.9% for the nine months ended July 31, 1997 compared with 6.7% for the nine months ended July 31, 1996. The increase is attributable to higher operational costs on the corporate syndicates which are becoming a larger part of the whole as well as increases in the size of the Bermuda operation and inclusion of the Singapore branch and German consulting operation.

Managing agency expenses reflects costs attributable to operating the Brockbank managing agency and have decreased slightly compared with the nine months ended July 31, 1996. A large portion of these costs are allocated to and recovered from the syndicates under management based on the underwriting capacity of each syndicate.

Net income before income tax and minority interest for the nine months ended July 31, 1997 was $188.6 million compared with $157.8 million for the nine months ended July 31, 1996, an increase of $30.8 million or 19.5%.

Income taxes were $6.5 million for the nine months ended July 31, 1997 compared with $2.3 million for the same period in 1996. Income tax represents the Company's estimate of tax liability in respect of the Company's operations outside of Bermuda.

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

At July 31, 1997, shareholders' equity was $1,283.9 million, of which $575.5 million was retained earnings. At July 31, 1997, Mid Ocean held $185.1 million of cash and cash equivalents compared with $164.0 million at October 31, 1996. The increase is attributable to the timing of the investment of the Company's cash and cash equivalents.

Net cash flow provided by operating activities for the nine months ended July 31, 1997 was $216.6 million compared with $238.1 million during the same period of 1996. This results primarily from receipt of premium income net of paid losses, acquisition costs and other related expenses. Mid Ocean expects cash inflows will continue to be strong, primarily as a result of net reinsurance premium receipts and investment income. Mid Ocean is unable to predict its cash outflows, as they will be substantially determined by loss payments and particularly large catastrophes if they occur. As a consequence, cash flow may fluctuate between individual fiscal quarters and fiscal years.

Primarily because of the potential for large loss payments, Mid Ocean's investment portfolio is structured to provide a high level of liquidity to meet its obligations. At July 31, 1997, the Company's investment portfolio, measured at fair value, including accrued investment income and trades pending settlement and cash and cash equivalents, was $1,745.0 million compared with $1,539.3 million at October 31, 1996. The Mid Ocean investment portfolio is presently made up of bonds, mortgage and asset-backed securities, short-term investments and $22.9 million of equity securities. At July 31, 1997 approximately $13.6 million of fixed income securities were hedged by the purchase of interest rate futures of the same value. At July 31, 1997, 76.9% of the fair value of securities held was in US Government securities or in obligations rated "AA" or better by Moody's Investor Services Inc or Standard & Poor's Corporation. The Company presently has no investments in real estate or mortgage loans. All fixed maturity, short-term and equity investments are currently classified as securities available for sale and are carried at fair value.

Under the terms of certain reinsurance contracts, Mid Ocean is required to provide letters of credit to reinsureds in respect of reported claims and/or unearned premiums. Mid Ocean has letter of credit facilities of approximately $307 million. These facilities are secured by a lien on a portion of Mid Ocean's investment portfolio. At July 31, 1997, Mid Ocean had provided letters of credit amounting to approximately $191.3 million compared with approximately $165 million at October 31, 1996. Letters of credit are required by certain ceding companies to support unearned premiums and loss reserves and in the case of the two Lloyd's corporate syndicates managed by Brockbank, letters of credit were issued in the equivalent amount of approximately $120.7 million in lieu of capital.

The Company has made no significant capital expenditures during the nine months ended July 31, 1997. The Company has committed to invest up to $18.7 million, principally as a special limited partner in The Trident Partnership L.P. ("Trident") a limited partnership organized for investment in the insurance industry. At July 31, 1997 and October 31, 1996, the investment in Trident was $6.3 million valued at cost.

On August 18, 1997, subsequent to the quarter end, the company completed the acquisition of the remaining 49% interest in the Brockbank Group by purchasing the outstanding shares and options of The Brockbank Group plc for a cost estimated at $145 million. Approximately $80 million of the cost is expected to be in the form of cash and loan notes and the remainder through the issuance of approximately 940,000 Class A Ordinary shares which will be subject to certain transfer restrictions and 34,000 options to purchase Class A Ordinary shares.

The Company is in the process of completing negotiations to put in place bank liquidity facilities aggregating to $200 million and expects the facilities to be in place during the fourth quarter 1997. Proceeds from the facilities will be available for general corporate purposes.

                            PART II OTHER INFORMATION

                                MID OCEAN LIMITED




ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


No reports on Form 8-K were filed during the nine months ended July 31, 1997.

                              MID OCEAN LIMITED


                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 MID OCEAN LIMITED
                                                   (Registrant)



                                                  Charles F Hays
                                                  CHARLES F HAYS
                                               Senior Vice President,
                                    Chief Financial and Administrative Officer
                                           (Principal Financial Officer
                                           and Duly Authorized Officer)








                                                   John M Wadson
                                                   JOHN M WADSON
                                      Vice President, Treasurer and Secretary
                                           (Principal Accounting Officer
                                           and Duly Authorized Officer)
   September 15, 1997
------------------------------
Date