Form 10-K
period 1997-10-31
MID OCEAN LTD
filed 1998-01-28
CIK 906247

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

   /X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended OCTOBER 31, 1997

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.
           ---

The aggregate market value of the shares of all classes of voting stock of the registrant held by non-affiliates of the registrant on January 12, 1998 was approximately $2,121 million computed upon the basis of the closing sales price of the Ordinary Shares on that date. For purposes of this computation, shares held by directors and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

As of January 12, 1998 there were outstanding 36,077,267 Class A Ordinary Shares, 1,190,292 Class B Ordinary Shares and 1,860,000 Class C Ordinary Shares, each of $0.20 par value, of the registrant.

Documents Incorporated by Reference

Portions of the Registrant's annual report to security holders for the fiscal year ended October 31, 1997 (the "1997 Annual Report") are incorporated by reference in Parts II and IV of this Form 10-K.

The registrant's definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the annual meeting of shareholders scheduled to be held on March 5, 1998, is incorporated by reference in Part III of this Form 10-K.

Portions of the Registrant's Registration Statement on Form S-1 (File No. 33-63298) are incorporated by reference in Part I of this Form 10-K.

INDEX




PART I                                                                      PAGE
--------------------------------------------------------------------------------
Item 1    Business .....................................................       1
Item 2    Properties ...................................................      12
Item 3    Legal Proceedings ............................................      12
Item 4    Submission of Matters to a Vote of Security Holders ..........      12



PART II
--------------------------------------------------------------------------------

Item 5    Market for the Registrant's Common Equity and Related
          Stockholder Matters ..........................................      13
Item 6    Selected Financial Data ......................................      15
Item 7    Management's Discussion and Analysis of Results of
          Operations and Financial Condition ...........................      15
Item 8    Financial Statements and Supplementary Data ..................      15
Item 9    Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure .....................................      15



PART III
--------------------------------------------------------------------------------

Item 10   Directors and Executive Officers of the Registrant ...........      15
Item 11   Executive Compensation .......................................      15
Item 12   Security Ownership of Certain Beneficial Owners and
          Management ...................................................      15
Item 13   Certain Relationships and Related Transactions ...............      15



PART IV
--------------------------------------------------------------------------------

Item 14   Exhibits, Financial Statement Schedules and Reports on Form
          8-K ..........................................................      15


Note:  All dollar amounts are in United States dollars.

                                     PART I



ITEM 1 - BUSINESS

INTRODUCTION

Mid Ocean Limited ("the Company") is a holding company incorporated in the Cayman Islands. Its principal offices are located in Bermuda. The Company is the parent company of Mid Ocean Holdings Limited ("Holdings) which has two wholly owned subsidiaries; Mid Ocean Reinsurance Company Ltd. ("Mid Ocean Reinsurance") and Ridgewood Holdings Ltd. ("Ridgewood"). Ridgewood is the
Bermuda based holding company of The Brockbank Group plc ("Brockbank").   The
Company, through its subsidiaries, provides a broad range of reinsurance and insurance products on a global basis.

Mid Ocean Reinsurance is a leading reinsurer, writing property catastrophe, property excess of loss, property pro rata, marine and energy, aviation and satellite and various other risks to insurers and reinsurers on a worldwide basis. Organized in August 1992, Mid Ocean Reinsurance was the first company formed specifically to capitalize on the opportunity created by the then existing supply/demand imbalance for worldwide property catastrophe reinsurance. This had arisen from several factors; a series of catastrophic events after 1987 causing large losses for existing reinsurers, significant increases in premium rates and a reduction of property catastrophe reinsurance coverage available to primary insurance companies in the United States and other significant markets. Mid Ocean Reinsurance initially focused its efforts primarily on providing property catastrophe reinsurance to the world's leading insurers, many of whom are now reinsureds of Mid Ocean Reinsurance. Since the beginning of 1995 however, premium rates across most classes of business and in most markets have declined where a lack of significant losses and an increased supply of reinsurance coverage available have caused pricing pressures. In order to diversify its spread of business, Mid Ocean Reinsurance has written other primarily short tail lines that are not necessarily catastrophe-related. Mid Ocean Reinsurance assumes risks which are diversified both geographically and across ceding companies and which generally have aggregate limits and varying attachment points. Property catastrophe gross written premiums represented approximately 46% of Mid Ocean Reinsurance total gross written premiums in 1997. Property catastrophe loss experience, as well as loss experience on many of the other lines of business Mid Ocean Reinsurance writes, is generally characterized as low frequency but high severity in nature and may result in volatility in the Company's financial results for any fiscal quarter or year.


In August 1995, Mid Ocean Reinsurance opened a branch office in London which writes marine and energy, and aviation excess of loss reinsurance. In August 1996, Mid Ocean Reinsurance Consulting GmbH was established, a wholly owned subsidiary of Mid Ocean Reinsurance located in Munich, Germany, which is its Continental European contact office. In September 1996, Mid Ocean Reinsurance opened a branch office in Singapore which writes treaty, facultative, and a small amount of casualty business.


Brockbank is a leading Lloyd's managing agency which manages five Lloyd's syndicates, two of which are dedicated corporate syndicates ("corporate syndicates") whose capital is provided solely by the Company. In December 1995, Mid Ocean Reinsurance acquired 51% of Brockbank. In August 1997, the Company acquired the remaining 49% of Brockbank for an estimated cost of $ 144.4 million in the form of cash, loan notes and issued shares of the Company. The two corporate syndicates commenced underwriting with effect from January 1, 1996 and write property, marine and energy, aviation and satellite, professional indemnity, motor and other specialty lines primarily of insurance but also reinsurance to a globally diverse group of clients. In 1996 they had an aggregate premium limit (i.e. underwriting capacity) of approximately $155 million. This was increased to approximately $230 million effective January 1, 1997 and approximately $340 million effective January 1, 1998. Capacity under management by Brockbank was approximately $840 million for 1997 and will be approximately $896 million in 1998. The managing agency receives fees and commissions in respect of the underwriting services it provides to the syndicates. Mid Ocean Reinsurance has, from time to time, provided quota share reinsurance to the syndicates managed by Brockbank.

The Company will continue to seek, on a selected basis, additional business opportunities with the goal of enhancing shareholder value.

Mid Ocean Reinsurance is a registered Bermuda reinsurance company and is subject to regulation and supervision in Bermuda, the United Kingdom, Germany and Singapore. Brockbank is subject to United Kingdom and Lloyd's regulations and supervision.

Mid Ocean Reinsurance is not registered or licensed as an insurance company in any jurisdiction in the United States of America ("United States" or "US"). Brockbank, via Lloyd's, is a licensed insurer in the states of Illinois, Kentucky and the US Virgin Islands ("USVI"). It is also an eligible surplus lines writer in all states other than Kentucky and USVI, and an accredited reinsurer in every state other than Michigan.

The Company's fiscal year end is October 31. References to 1997, 1996 and 1995 refer to the fiscal years ended October 31, 1997, 1996 and 1995 respectively. Brockbank's fiscal year end is December 31. Results of operations relating to Brockbank for the nine month period from January 1, 1996, (the date of acquisition of a 51% interest) to September 30, 1996 are included in the Company's fiscal year end October 31, 1996 whereas results of Brockbank's operations for the twelve month period ended September 30, 1997 are included in the Company's fiscal year end October 31, 1997.

For the years ended October 31, 1997, 1996 and 1995, the Company reported net premiums written of $505.5 million, $525.7million and $435.0 million respectively. The following table sets forth the Company's net premiums written by lines of business:


   ($ in millions)                    1997                      1996                      1995
                              -------------------------------------------------------------------------
                                   Net                       Net                       Net
                              Premiums      Percent     Premiums      Percent     Premiums      Percent
                               Written     of Total      Written     of Total      Written     of Total
                              -------------------------------------------------------------------------
   Property Catastrophe         $146.1        28.9%       $162.5        30.9%       $204.4        47.0%
   Other Property                 93.4        18.5%        131.8        25.1%        127.0        29.2%
   Marine and Energy              40.7         8.0%         53.3        10.1%         59.3        13.6%
   Aviation and Satellite         37.6         7.4%         38.2         7.3%         32.6         7.5%
   Corporate syndicates          181.3        35.9%        125.6        23.9%           --          -%
   Other                           6.4         1.3%         14.3         2.7%         11.7         2.7%
                                ------       -----        ------       -----        ------       -----
   Total                        $505.5       100.0%       $525.7       100.0%       $435.0       100.0%
                                ------       -----        ------       -----        ------       -----

PROPERTY CATASTROPHE REINSURANCE

Mid Ocean Reinsurance's property catastrophe reinsurance account is generally "all risk" in nature. Mid Ocean Reinsurance is therefore exposed to losses from sources as diverse as windstorms, earthquakes, freezes, riots, floods, industrial explosions, fires or any number of other potential disasters. In accordance with market practice, Mid Ocean Reinsurance's property reinsurance policies generally exclude certain risks such as war, nuclear contamination or radiation. Mid Ocean Reinsurance's predominant exposure under such coverage is to property damage. However, other risks, including business interruption, death and injury under workers compensation policies and other non-property losses may also be covered under a property reinsurance contract when arising from a covered peril. Property catastrophe reinsurance provides coverage on an excess of loss basis when aggregate losses and loss adjustment expenses from a single occurrence of a covered peril exceed the attachment point specified in the policy. Some of Mid Ocean Reinsurance's property catastrophe contracts limit coverage to one occurrence in any policy year, but most contracts generally provide for one reinstatement. Property catastrophe premium rates, measured on an exposure adjusted basis were down in 1997 by approximately 12% on major United States risks. The United Kingdom, Japan and Australian markets saw rates decline between approximately 15% and 20%.

The table below presents Mid Ocean Reinsurance's property catastrophe net premiums written by geographic area for the years ended October 31, 1997, 1996 and 1995. The table also includes net premiums written with respect to retrocessions which cannot be allocated geographically.


   ($ in millions)                      1997                       1996                       1995
                               ----------------------------------------------------------------------------
                                    Net                        Net                        Net
                               Premiums       Percent     Premiums       Percent     Premiums       Percent
                                Written      of Total      Written      of Total      Written      of Total
                               ----------------------------------------------------------------------------
  Geographic Area:
  United States (1)              $ 77.6         58.6%       $ 74.1         51.4%       $ 87.1         49.2%
  United Kingdom                   15.5         11.7%         19.4         13.5%         25.5         14.4%
  Japan                             8.7          6.6%         12.3          8.5%         18.8         10.6%
  Worldwide                         8.3          6.3%          4.8          3.3%          8.5          4.8%
  Continental Europe                7.2          5.4%         11.0          7.6%         11.6          6.6%
  Australasia                       8.5          6.4%         13.1          9.1%         14.4          8.2%
  Caribbean                         4.5          3.4%          5.4          3.7%          6.2          3.5%
  Other                             2.2          1.6%          4.0          2.9%          4.9          2.7%
                                 ------         ----        ------         ----        ------         ----

  Sub-Total                       132.5          100%        144.1          100%        177.0          100%
                                                ----                       ----                       ----

Retrocessions                      13.6                       18.4                       27.4
                                 ------                     ------                     ------

Total Property Catastrophe       $146.1                     $162.5                     $204.4
                                 ======                     ======                     ======

(1) 1997 net premiums written included $13 million relating to a contract with the California Earthquake Authority which covers the 1997 and 1998 underwriting years.

OTHER PROPERTY REINSURANCE

Other property reinsurance written by Mid Ocean Reinsurance includes property risk excess and property pro rata business. Risk excess of loss reinsurance responds to a loss of the reinsured on a single "risk" of the type reinsured rather than to aggregate losses for all covered risks as does catastrophe reinsurance. The risk excess of loss policy protects the reinsured from losses in excess of its retention level on a single risk. A "risk" in this context might mean the insurance coverage on one building or a group of buildings or the insurance coverage under a single policy, which the reinsured treats as a single risk. Risk excess contracts are generally "all risk" in nature, similar to property catastrophe reinsurance.

Property risk excess contracts have traditionally provided for unlimited reinstatement, sometimes with payment of an additional premium. Most of the risk excess treaties Mid Ocean Reinsurance participates in have limited reinstatements and contain a per event limit on Mid Ocean Reinsurance's liability, which limits Mid Ocean Reinsurance's per event exposure on its risk excess business in the event of a catastrophe of the type to which property catastrophe reinsurance responds.

Mid Ocean Reinsurance's property pro rata account includes proportional reinsurance of direct written property insurance. Mid Ocean Reinsurance considers this business to be related to its catastrophe and other property exposures. In proportional reinsurance, Mid Ocean Reinsurance assumes a specified proportion of the risk on the specified coverage and receives an equal proportion of the premium. The ceding insurer receives a commission, based upon the premiums ceded to the reinsurer, and the ceding insurer may also be entitled to receive a profit commission based on the ratio of losses, loss adjustment expense and the reinsurer's expenses to premiums ceded. A proportional reinsurer is dependent upon the ceding insurer's underwriting, pricing and claims administration to yield an underwriting profit. In some instances, Mid Ocean Reinsurance may be entitled to the benefit of other reinsurance, known as common account reinsurance, purchased by the ceding company on an account reinsured by Mid Ocean Reinsurance on a proportional basis.

MARINE AND ENERGY

Mid Ocean Reinsurance's marine and energy account is written on both a proportional and excess of loss basis. The proportional business is based on specific areas of account that are clearly defined with the exception of the reinsurance of Brockbank Syndicate 861 which is written on a "whole account" basis. Premium rates, both at an insurance and reinsurance level, have been under significant pricing pressure during 1997.

AVIATION AND SATELLITE

Mid Ocean Reinsurance's aviation portfolio comprises both direct insurance and reinsurance, on both a proportional and excess of loss basis. The exposures are derived through proportional relationships on defined segments of account following market leaders in the field, with the exception of the reinsurance of Brockbank Syndicate 861 which is written on a "whole account" basis. Due to the highly technical nature of the satellite business, the exposures retained by Mid Ocean Reinsurance under this portfolio are acquired mostly through proportional reinsurances of specialist underwriters. The aerospace market remains competitive, both at an insurance and reinsurance level.

CORPORATE SYNDICATES

Corporate syndicate number 1209 writes property, marine and energy, aviation and satellite, professional indemnity, and other specialty lines primarily of insurance but also reinsurance to a globally diverse group of clients. Corporate syndicate number 2253 writes direct and broker based motor insurance in the United Kingdom. These corporate syndicates underwrite parallel to the other syndicates managed by Brockbank (syndicate number 253 which writes direct motor insurance and syndicate numbers 588 and 861 which write a composite book of business.)

OTHER

Other reinsurance written by Mid Ocean Reinsurance includes nuclear, accident, fidelity and professional indemnity.

OUTWARD RETROCESSIONS - REINSURANCE PROTECTIONS PURCHASED

For the years ended October 31, 1997, 1996 and 1995, Mid Ocean Reinsurance participated in limited retrocessions. Initially the majority of such retrocessions originated from common account reinsurance on assumed business. However in 1997 and 1996, Mid Ocean Reinsurance purchased specific reinsurance protection covering certain aspects of its book of business.

Brockbank, as a part of its business strategy, has historically purchased a significant amount of reinsurance for its syndicates, including the corporate syndicates. Corporate syndicate 1209 benefits from the same reinsurance programs as its parallel syndicates 861 and 588. Reinsurance cover is purchased to protect the syndicates against extraordinary loss and/or loss involving one or more of their underwriting classes. The amount purchased is determined with reference to the syndicates aggregate exposure and potential loss scenarios.

Corporate syndicate 2253 benefits from the same reinsurance programmes as its parallel syndicate 253. Reinsurance cover is purchased on a quota share and excess of loss basis.

MARKETING

Mid Ocean Reinsurance utilizes approximately 55 non-US brokers to market substantially all of its business on a worldwide basis. The broker is an integral part of Mid Ocean Reinsurance's strategy to become a leading reinsurer. Mid Ocean Reinsurance has established strong relationships with brokers by providing their respective clients with property catastrophe and other reinsurance that is supported by a sufficient level of capital and surplus. Mid Ocean Reinsurance is able to market cost-effectively and limit the amount of employees required to market its products. The Company believes that by maintaining close relationships with brokers, it obtains access to a broad range of potential insureds and reinsureds. Business submissions to Mid Ocean Reinsurance are underwritten in Mid Ocean Reinsurance's offices in Bermuda, London or Singapore.

Brockbank markets business through approximately 102 brokers excluding personal lines, which are written through a significant number of brokers. The Brockbank business is underwritten in the United Kingdom.

The Company writes a significant amount of business through subsidiaries of J&H Marsh and McLennan, Incorporated.

The following table sets forth the percentage of the Company's business placed in the years ended October 31, 1997, 1996 and 1995 through each broker and its affiliates placing more than 10% of the Company's gross premiums written:


Name (4)                                              Year Ended          Year Ended         Year Ended
                                                October 31, 1997    October 31, 1996   October 31, 1995
                                                ----------------    ----------------   ----------------
J&H Marsh and McLennan, Incorporated (1)(3)                21.3%               25.5%              40.9%
Aon Corporation (2)(3)                                     13.0%               13.1%              13.5%
Willis Corroon Group                                       11.1%                8.6%              6.71%

(1) J&H Marsh & McLennan, Incorporated and Marsh & McLennan Risk Capital Holdings, Ltd., (one of the Company's principal shareholders) are both subsidiaries of Marsh & McLennan Companies, Incorporated. During 1997, Marsh & McLennan, Incorporated acquired Johnson & Higgins and several other companies.

(2) During 1997, Aon Corporation acquired Alexander & Alexander Services, Inc. and Bain Hogg and several other companies. For 1996, the percentage of business placed by Aon Corporation, Alexander & Alexander Services, and Bain Hogg was 2.9%, 5.2% and 2.3% respectively. In 1995, the amounts were 3.4%, 6.5% and 2.7% respectively.

(3) The percentages shown in the table for 1997 reflect the business placed by the combined entities and their affiliates for the entire year.

(4) Note that 1997 and 1996 include Brockbank whereas 1995 was Mid Ocean Reinsurance only.

UNDERWRITING

The Company employs a disciplined, analytical approach to underwriting designed to specify an adequate premium for a given exposure that is intended to be commensurate with the amount of capital it anticipates placing at risk. For its property catastrophe reinsurance business, Mid Ocean Reinsurance has developed underwriting guidelines under which it generally limits the amount of exposure it will directly underwrite for any one reinsured and the amount of the aggregate exposure to catastrophe losses in any geographic zone. Mid Ocean Reinsurance believes it has defined zones such that a single occurrence, such as an earthquake or hurricane, generally should not affect more than one zone. The definition of Mid Ocean Reinsurance's zones are subject to periodic review and change. Mid Ocean Reinsurance also generally seeks an attachment point for its property catastrophe reinsurance anticipated to be high enough to produce a low frequency of loss. Mid Ocean Reinsurance limits its aggregate exposure in the retrocessional and pro rata business because it is sometimes difficult to allocate risks associated with such business to specific geographic areas.

As part of its underwriting process, Mid Ocean Reinsurance typically assesses a variety of factors, including: the reputation of the proposed cedent and the likelihood of establishing a long-term relationship with the cedent; the geographic area in which the cedent does business and its market share; a detailed assessment of catastrophe and risk exposures; historical loss data for the cedent and, where available, for the industry as a whole in the relevant regions, in order to compare the cedent's historical catastrophe loss experience to industry averages; and the perceived financial strength of the cedent.

At Brockbank, the daily acceptance of risks is performed by the active underwriter, the class underwriters and senior underwriting assistants. Underwriting authority limits are agreed between the active underwriter, the director of underwriting and the class underwriter. All risks are reviewed by one of the two deputy underwriters.

CLAIMS ADMINISTRATION

Claims arising from contracts written by Mid Ocean Reinsurance in Bermuda are managed in Bermuda by its own claims department. Loss notifications are received from brokers, reviewed and entered into a claims database and loss reserves are established for Mid Ocean Reinsurance's share of the loss. Loss reserves are adjusted based on receipt of further notifications from brokers. The claims handled by the Singapore branch are done in a similar manner at that location.

Claims in respect of business written by corporate syndicate 1209 and Mid Ocean Reinsurance's London branch are entered into a claims databases held at each location. Losses are primarily notified by various central market bureaus, such as through a daily electronic data interchange message. Where a syndicate is a "leading" syndicate on a Lloyd's policy then it will act with its underwriters and claims adjusters in dealing with the broker or insured on behalf of itself and the following market in dealing with the broker and/or insured for any particular claim. This may involve appointing attorneys and/or loss adjusters. The claims bureaus and the leading syndicate advise movements in loss reserves to all syndicates participating on the risk. The claims departments can vary the case reserves it records from those advised by the bureaus and all adjustments are recorded on the claims system.

Claims in respect of the direct motor business written by corporate syndicate 2253 are handled by Admiral Insurance Services ("Admiral") at their two tele-servicing centres in Cardiff and Swansea, Wales. The majority of accidental damage claims are handled by Admiral's national network of 135 approved repairers, most of which have direct video links with Admiral's in-house engineering team. Personal injury cases are handled by a team of in-house specialists who, where necessary, appoint attorneys from a preferred panel.

RESERVES

Under United States generally accepted accounting principles, the Company is not permitted to establish loss reserves until the occurrence of an event which may give rise to a claim. Once such an event occurs, the Company establishes reserves based upon estimates of total losses incurred by the insured or reinsured as a result of the event and the Company's estimate of it's portion of such loss. Such reserves will be adjusted as the Company receives notices of claims and proofs of loss from insureds and reinsureds and as estimates of severity of damages and the Company's share of the total loss are revised.

Generally, reserves are established without regard to whether the claim may subsequently be contested by the Company. The Company's policy is to establish reserves for reported losses based upon reports received from insureds and reinsureds supplemented by the Company's case reserve estimates. Loss reserves represent estimates of what the Company ultimately expects to pay on claims at a given time, based on facts and circumstances then known, and it is possible that the ultimate liability may exceed or be less than such estimates. During the loss settlement period, it often becomes necessary to refine and adjust the estimates of liability on a claim either upward or downward. Even after such adjustments, the ultimate liability may exceed or be less than the revised estimates.

The Company establishes reserves for incurred but not reported losses ("IBNR"). In determining the IBNR portion of loss and loss expenses for the year, the Company classifies the business written into segments that could reasonably be expected to have similar loss characteristics. Reporting patterns and initial expected loss ratios are developed based upon available industry data, actual experience, knowledge of the business written by the Company and general market trends in the reinsurance industry. The Company employs its own actuaries who develop the IBNR loss reserves. In addition, Mid Ocean Reinsurance's IBNR loss reserves undergo a review by independent consulting actuaries.

Mid Ocean Reinsurance expects that most claims under its property catastrophe and property risk excess treaties will generally become known and ascertainable within approximately 18 to 24 months from the date of the occurrence giving rise to a claim. Brockbank expects that claims under a significant majority of its policies, with the exception of motor, will generally become known and ascertainable within 36 months of the date of the occurrence giving rise to a claim. The motor business claims will generally be known and paid within 12 months of the date of the occurrence giving rise to the claim.

The Company incurred losses and loss expenses for the years ended October 31, 1997, 1996 and 1995 of $216.2 million, $211.9 million and $198.7 million net of reinsurance recoveries of $ 26.1 million, $4.6 million and $1.4 million respectively. The only significant catastrophe loss events during these three years affecting the Company was in 1995 with the Great Hanshin, Kobe earthquake where the Company established a $5.0 million provision and a $21.5 million provision in respect of Hurricanes Luis and Marilyn. The Company paid net losses of $159.3 million during the year ended October 31, 1997 compared to $118.6 million and $84.7 million in 1996 and 1995 respectively. The lack of significant loss events during 1997 and 1996 together with a release of loss reserves established in prior years, has contributed to lower loss ratios (net incurred losses as a percentage of net earned premium) for Mid Ocean Reinsurance. This reduction is offset by higher incurred loss ratios applicable to business written by the corporate syndicates in 1997 and 1996. Net incurred loss and loss expense ratios for the Company were 44.4%, 48.6% and 52.4% for the 1997, 1996 and 1995 years respectively.

At fiscal year end 1997, net loss reserves amounted to $479.2 million compared to $422.3 million at fiscal year end 1996. Net reserves for IBNR losses were $351.0 million and $318.0 million respectively.

INVESTMENTS

The Finance Committee of the Board of Directors is responsible for the establishment of the Company's investment policy consistent with the Company's strategies, goals and objectives. The investment policy is reviewed with and approved by the Board of Directors. Mid Ocean Reinsurance has developed specific investment guidelines for the management of its investment portfolio. Although these guidelines stress diversification of risks and conservation of principal and liquidity, investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. The primary objective of the portfolio, as set forth in the guidelines, is to preserve the capital assets of Mid Ocean Reinsurance's while achieving a total return commensurate with market conditions. These guidelines, which are subject to change at the discretion of the Company's Board of Directors, are discussed below. Mid Ocean Reinsurance letter of credit facility also contains certain restrictions on the type of investments included in the portion of the portfolio pledged to secure such facility. The Company invests in both fixed maturity and equity securities.

FIXED MATURITY SECURITIES

At fiscal year end 1997, approximately 59% of the Company's fixed maturity investment portfolio was managed internally. In addition, Mid Ocean Reinsurance has entered into investment management agreements (the "Investment Management Agreements") with the following companies: Loomis Sayles and Company Inc, Miller Anderson and Sherrerd LLP and Mercury Asset Management (collectively, the "Investment Managers").

Under the Investment Management Agreements, the Investment Managers are subject to Mid Ocean Reinsurance's investment guidelines. Mid Ocean Reinsurance is obligated to pay the Investment Managers fees based on the value of the assets under management. The performance of, and the fees paid to, the Investment Managers under the Investment Management Agreements are reviewed periodically by management and the Finance Committee of the Board of Directors.

At October 31, 1997 approximately 84.7% of the Company's investment debt portfolio was in US Government securities or in obligations rated A or better by Moody's Investors Service Inc. or Standard & Poors Corporation. No more than 5% of Mid Ocean Reinsurance's investment debt portfolio will generally be invested in the securities of any single issuer with the exception of securities issued or ultimately guaranteed by sovereign governments or agencies, including supranational agencies.

At October 31, 1997, 1996 and 1995, the weighted average duration of the portfolio was 3.7 years for each of the three years. The annualized effective yield calculated on the average of the beginning and ending values of investments, net of pending trades, and cash and cash equivalents was 6.5%, 6.2% and 6.4% for fiscal years 1997, 1996 and 1995 respectively.

The Company's primary reinsurance risk exposures and premiums receivable are denominated in US Dollars, British Pounds and Japanese Yen. The investment debt portfolio may, from time to time, be partially invested in non-US Dollar component currencies of its expected liability profile, thereby reducing, to some extent, the currency exposure on the underlying reinsurance risks.

EQUITY SECURITIES

During 1997, Mid Ocean Reinsurance invested in equity securities for the first time, as permitted under the investment guidelines which allow up to a maximum 15% of the total portfolio. At October 31, 1997 the Company held $ 23.5 million of equity securities.


Investments, both fixed maturity and equity securities, held by Brockbank are monitored by an investment committee. Asset positions and investment strategy are communicated to the Board of Directors of Brockbank on a weekly basis. The investment committee approve significant strategy changes and monitors investment results against set targets. The investment portfolio returns are monitored against Lloyd's investment rules and guidelines.

The Company has classified its investment portfolio as available for sale and consequently the portfolio is carried at fair value in accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standard ("SFAS") 115.

For additional information regarding the investment portfolio see note 3 to the consolidated financial statements included in the 1997 Annual Report.

REGULATION

Bermuda

The Insurance Act of 1978 (as amended by the Insurance Amendment Act 1995) and related regulations (the "Act"), regulates the business of Mid Ocean Reinsurance. The Act imposes on Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements and grants to the Minister of Finance powers to supervise, investigate and intervene in the affairs of insurance companies. The Act provides for four classes of insurance company. Mid Ocean Reinsurance is designated as a Class 4 insurer which is the designation for the largest companies requiring capital and surplus in excess of $100 million. Each class 4 insurer must appoint a loss reserve specialist, whom must be approved by the minister, to review and report on the loss reserves of the insurer on an annual basis.

United States

The insurance laws of each state of the United States and of many foreign countries regulate the sale of insurance within their jurisdiction by alien insurers, such as Mid Ocean Reinsurance. The Company and its insurance subsidiaries, excluding its Lloyd's operations, are not admitted to do business as reinsurers in any jurisdiction in the U.S. Each state in the U.S. licenses insurers and prohibits, with some exceptions, the sale of insurance products by non-admitted reinsurers within their applicable jurisdictions.

Mid Ocean Reinsurance conducts its reinsurance business from its offices in Bermuda, London and Singapore. All of Mid Ocean Reinsurance's US clients are obtained through non-U.S. insurance brokers and non-U.S. affiliates of U.S. insurance brokers. All insurance policies are issued and delivered and premiums are received in Bermuda, London and Singapore. Mid Ocean Reinsurance believes it is not in violation of the insurance laws of any state in the US or any foreign country.

From time to time, various proposals for federal legislation within the United States have been circulated which could require Mid Ocean Reinsurance to, among other things, register as a surplus lines insurer. Mid Ocean Reinsurance does not believe such legislation would have a material impact on the ability of Mid Ocean Reinsurance to conduct its business.

Brockbank is required to deposit funds in the United States to cover a proportion of its gross liabilities for certain US based risks.

United Kingdom

London Branch Office

The United Kingdom Department of Trade and Industry ("DTI") regulates reinsurance entities that are "effecting and carrying on" insurance business in the United Kingdom. Mid Ocean Reinsurance, through its London branch, "effects and carries on" business in the United Kingdom and is therefore regulated by the DTI.

Lloyd's

As a result of the Brockbank acquisition, the Company and Brockbank are subject to the regulatory jurisdiction of the Council of Lloyd's (the "Council"). Unlike other financial markets in the UK, Lloyd's is not subject to direct UK government regulation through The Financial Services Act of 1986 but, instead, is self regulating by virtue of The Lloyd's Act of 1982 through bye-laws, regulations and codes of conduct written by the Council, which governs the market. Under the Council, there are two boards, the Market Board and the Regulatory Board. The former is led by working members of the Council and is responsible for strategy and the provision of services such as premium and claims handling, accounting and policy signing. The Regulatory Board is responsible for the regulation of the market, compliance and the protection of policyholders. Under the regulations, the approval of the Council has to be obtained before any person can be a "major shareholder" or "controller" of a corporate Name or a managing agency. The Company has been approved as both a "major shareholder" and a "controller" of its corporate Names (the CCVs) and managing agencies.

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

Singapore

The Monetary Authority of Singapore ("MAS") regulates reinsurance entities operating in Singapore and, as such, Mid Ocean Reinsurance's Singapore branch is regulated by the MAS.

Germany

The Company has established, for marketing purposes, a representative office in Munich, Germany. However, all underwriting operations continue to be conducted in Bermuda, Singapore and the United Kingdom.

TAX MATTERS

United States

Corporate Income Tax

The Company is a Cayman Islands company and has never paid United States corporate income taxes on the basis that it is not engaged in a trade or business in the United States.

Related Person Insurance Income

Each US Shareholder of the Company who owns shares (directly or through foreign entities) on the last day of the Company's fiscal year may have to include in such shareholder's gross income for US tax purposes a proportionate share of the Company's "related person insurance income" ("RPII") if the RPII of the Company's insurance and reinsurance subsidiaries, determined on a gross basis, is 20% or more of each insurance and reinsurance subsidiary's gross insurance income in such fiscal year and 20% or more of the total voting power or value of each insurance and reinsurance subsidiary's common stock is held by insureds or reinsureds or persons related thereto. RPII is income attributable to insurance policies where the direct or indirect insureds are US shareholders or are related to US shareholders. RPII is included in a US shareholder's gross income for US tax purposes regardless of whether such shareholder is a policyholder.

While there can be no assurance, the Company does not believe 20% or more of the gross insurance income of its insurance and reinsurance subsidiaries for fiscal 1997 constituted RPII and does not anticipate that 20% or more of its insurance and reinsurance subsidiaries gross insurance income in future taxable years will constitute RPII. For a more detailed discussion of RPII and other tax matters pertaining to an investment in the Company's Ordinary Shares, reference is hereby made to the section entitled "Certain Tax Considerations" in the Company's Registration Statement on Form S-1 (File No. 33-63298), which section is incorporated by reference herein.

Cayman Islands

Under current Cayman Islands law, the Company is not required to pay any taxes in the Cayman Islands on either income or capital gains. The Company has received an undertaking that in the event of any such taxes being imposed the Company will be exempted from Cayman Islands income or capital gains tax until the year 2013.

Bermuda

Under current Bermuda law, neither the Company nor Mid Ocean Reinsurance is required to pay any taxes in Bermuda on either income or capital gains. The Company and Mid Ocean Reinsurance have received an undertaking from the Minister of Finance in Bermuda that in the event of any such taxes being imposed, the Company and Mid Ocean Reinsurance will be exempted from income or capital gains taxation until the year 2016.

United Kingdom

Lloyd's Names are required to pay US income tax on US connected income ("US income") written by Lloyd's syndicates on which they participate. Lloyd's has a closing agreement with the IRS whereby the amount of tax due on this business is calculated by Lloyd's and remitted directly to the IRS. These amounts are then charged to the personal accounts of the Names in proportion to their participation in the relevant syndicates. The CCVs are subject to this arrangement but, as UK domiciled companies, will receive UK corporation tax credits for any US income tax incurred up to the value of the equivalent UK corporation income tax charge.

Brockbank is subject to UK corporation tax and value added tax. The Company's London branch has been advised that it is deemed to be doing insurance business in the UK and therefore is subject to taxation in the UK on business written in the UK.

With effect from October 1, 1994, the UK imposed an insurance premium tax on that portion of policies relating to certain UK risks. Brockbank, including its syndicates, are registered to collect and pay this tax on behalf of UK domiciled policyholders.

Singapore

Profits of the Singapore branch are subject to Singapore corporation taxes.

Germany

The German subsidiary is subject to taxation in Germany. However under its current role as a consulting operation it is not expected to generate any taxable revenue.

EMPLOYEES

At October 31, 1997 Mid Ocean Reinsurance employed a total of 65 persons and Brockbank (including only its direct operations) employed approximately 200 persons. None of these employees is represented by a labor union. Mid Ocean Reinsurance and Brockbank believe that relations with their employees are excellent.

COMPETITION

The reinsurance industry and the Lloyd's market are highly competitive. Mid Ocean Reinsurance competes with US and other insurers and reinsurers, some of which have greater financial, marketing and management resources while Brockbank competes with other Lloyd's market managing agencies, Lloyd's syndicates, London market companies and other insurers and reinsurers. Competition in the types of business that Mid Ocean Reinsurance and Brockbank underwrite is based on many factors, including the perceived financial strength of the underwriting syndicate or the reinsurer, pricing and other terms and conditions, services provided, ratings assigned by independent rating organizations, speed of claims payment and reputation and experience in the line of reinsurance to be written.

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

Several of the underwriting years of the late 1980s and early 1990s proved to be particularly unprofitable for many of the syndicates operating at Lloyd's. This proved to be financially disastrous for some of the Names on the affected syndicates due to the unlimited liability of their participation. Lloyd's governing body sought to implement a reconstruction and renewal plan to allow the market to continue and in August 1996 this plan was formally approved by the required parties. A new company, Equitas, was authorized to reinsure the liabilities of the 1992 and prior years of account of all syndicates at Lloyd's. Funding came from a variety of sources including the premiums on the liabilities assumed by Equitas as well as a series of levies charged to entities that had historically provided services to the Lloyd's insurance market (including managing agencies and insurance brokers).

Participation in selected syndicates in the Lloyd's insurance market provides the Mid Ocean Reinsurance with access to various lines of business providing the opportunity to diversify its insurance risk profile to markets to which it would otherwise not have access. The Company's participation through the dedicated corporate syndicates limits the liability of the Company.

The Company has received a rating of A+ (Superior) from A.M. Best Company Inc. ("A.M. Best") and an AA (Excellent) claims paying rating from Standard & Poor's Corporation ("S&P"). A.M. Best and S&P ratings are based upon factors relevant to policyholders, agents and intermediaries and are not directed toward the protection of investors. Such ratings are not recommendations to buy, sell or hold securities.

ITEM 2 - PROPERTIES

Mid Ocean Reinsurance leases office space in Richmond House, Hamilton, Bermuda, where the Company's principal offices are also located. Mid Ocean Reinsurance also leases office space in the London Underwriting Centre, London, England, at which its London branch office is located. In addition, Mid Ocean Reinsurance leases office space at 6 Raffles Quay, John Hancock Tower, Singapore at which its Singapore branch is located. Office space is also leased at Bavariaring 44, Munich, Germany where Mid Ocean Reinsurance Consulting GmbH is located. Brockbank leases office space at Fitzwilliam House and Rood Lane, London where its principal offices are located. Other Brockbank operations lease space in Cardiff and Swansea, Wales and Haywards Heath, England.

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

EXECUTIVE OFFICERS OF THE COMPANY

The table sets forth the names, ages and titles of the persons who are the executive officers of the Company and its subsidiaries:


Name                      Age      Position
----                      ---      --------
Robert J. Newhouse, Jr.    72      Chairman of the Board
Michael A. Butt            55      President & Chief Executive Officer
Mark E. Brockbank          45      Chief Executive Officer of The Brockbank Group plc
Charles F. Hays            51      Senior Vice President, Chief Financial & Administrative Officer
Henry C. V. Keeling        42      President, Chief Operating & Underwriting Officer
                                   of Mid Ocean Reinsurance Company Ltd.

Robert J. Newhouse, Jr. serves as Chairman of the Board of the Company and Holdings. He served as Vice Chairman of Marsh & McLennan Companies Inc., as a member of the Office of the Chairman of Marsh & McLennan Companies Inc. and as a member of the Executive Committee of Marsh & McLennan Companies Inc. until 1990. Mr. Newhouse was elected a director of Marsh & McLennan Companies Inc. in 1971, Executive Vice President in 1974 and President in 1976. He was elected Vice Chairman of Marsh & McLennan Companies Inc. in 1988. Mr. Newhouse also serves as a director of Trident Corp.

Michael A. Butt serves as President & Chief Executive Officer of the Company (since May 1993) and has been a director since June 1993. Mr. Butt also is the President & Chief Executive Officer and a director of Holdings. Mr. Butt was appointed Chairman of the Board of Mid Ocean Reinsurance in September 1997 in addition to his position of Chief Executive Officer. Mr. Butt has served as a director of the Instituto Nazionale di Assicurazioni ("INA"), Rome from November 1993 to December 1997, and the Bank of N. T. Butterfield & Son, Limited since October 1996. From 1992 to April 1993, Mr. Butt served as director of Phoenix Securities Limited, a private investment banking firm based in London. From 1987 to 1992 he was a director of BAT Industries and Chairman and Chief Executive Officer of Eagle Star Holdings Plc and Eagle Star Insurance Company. From 1982 to 1986, Mr. Butt was Chairman of Sedgwick Limited and Vice Chairman of Sedgwick Group Plc.

Mark E. Brockbank is Vice Chairman of Holdings and Director & Chief Executive Officer of The Brockbank Group plc. Mr. Brockbank is also Chairman of Admiral Insurance Services Ltd., Brockbank Personal Lines Ltd and Active Underwriter of syndicate 861. Mr. Brockbank has been employed at Lloyd's since 1974 when he joined Willis Faber Dumas as a Marine broker. He became underwriter of syndicate 861 in 1983. He was appointed a Director of Brockbank Syndicate Management Ltd in 1983 and of The Brockbank Group plc in 1988. He is currently a serving member on various Lloyd's committees including the Lloyd's Corporate Capital Association and Lloyd's Market Board.

Charles F. Hays serves as Senior Vice President, Chief Financial & Administrative Officer of the Company, is a director of Holdings, and Executive Vice President, Chief Financial & Administrative Officer of Mid Ocean Reinsurance. He also serves as a director of Harris & Harris Group. Mr. Hays served as Managing Director and Chief Financial Officer of Marsh & McLennan Incorporated from 1984 to 1993.

Henry C. V. Keeling, is a director of Holdings and serves as President, Chief Operating & Underwriting Officer of Mid Ocean Reinsurance. Mr Keeling served as a director of Taylor Clayton (Underwriting Agencies) Ltd. and deputy underwriter for syndicate 51 at Lloyd's from 1984 through 1992.

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

The following table sets forth the high and low closing sales prices per share of the Company's Class A Ordinary Shares for each fiscal quarter period from November 1, 1995 to October 31, 1997.

                                      High               Low
                                      ----               ---
1996
          First Quarter            $41.625           $35.563
         Second Quarter             42.000            35.625
          Third Quarter             42.625            35.500
         Fourth Quarter             48.125            39.625

1997
          First Quarter            $53.750           $47.000
         Second Quarter             51.125            45.250
          Third Quarter             60.500            44.500
         Fourth Quarter             64.875            56.437

As of January 12, 1998, there were approximately 17,000 holders of Class A Ordinary Shares.

DIVIDENDS

The following table sets forth for the fiscal quarters of the two most recent fiscal years all dividends declared during such period:

                                                     Dividends
                                                     per share
1996           First Quarter                           $  0.25
               Second Quarter                          $ 0.275
               Third Quarter                           $0.4125
               Fourth Quarter                          $0.4125

1997           First Quarter                           $  0.75
               Second Quarter                          $  0.75
               Third Quarter                           $  0.75
               Fourth Quarter                          $  0.75


The Company declared a dividend per Ordinary Share of $0.25 on December 7, 1995, $0.275 on February 29, 1996, $0.4125 on June 18, 1996 and September 13, 1996.
The Company declared a dividend of $ 0.75 on December 5, 1996, March 6, 1997, June 5, 1997,and September 11, 1997. On December 4,1997 the dividend declared by the Company was increased to $0.825.

The Company is a holding company whose principal source of income is dividends from its operating subsidiaries. The ability of the operating subsidiaries to pay dividends to the Company and the Company's ability to pay dividends to its shareholders are each subject to legal and regulatory restrictions. Future payment of dividends will be at the discretion of the Board of Directors and will be dependent upon the profits and financial requirements of the Company and other factors, including legal restrictions on the payment of dividends and such other factors as the Board of Directors deems relevant.

Neither the Cayman Islands, where the Company is incorporated, nor Bermuda, where its executive offices are located, presently imposes any income or withholding taxes upon dividends by the Company to non-resident shareholders, or presently imposes any exchange control that would affect dividends or other payments to non-resident holders of Ordinary Shares.


RESTRICTIONS ON VOTING AND TRANSFER

The Articles of Association of the Company contain various provisions affecting the transferability of Ordinary Shares. Under the Articles of Association, the Board of Directors may decline to register any transfer of Ordinary Shares if the Board of Directors determines that such transfer would result in a United States Person having Controlled Shares that constitute more than 9.9% of the voting power of the Ordinary Shares. The Articles of Association also provide that the Board of Directors may decline to register the transfer of Ordinary Shares that have not been sold pursuant to an effective registration statement under the Securities Act or pursuant to Rule 144 thereunder. A transferee will be permitted to dispose of any Ordinary Shares purchased which violate the restrictions and as to the transfer of which registration is refused. The transferor of such Ordinary Shares will be deemed to own such Ordinary Shares for dividend, voting and reporting purposes until a transfer of such Ordinary Shares has been registered on the stock transfer records of the Company. If and so long as the Controlled Shares (as defined below) of any United States Person (as defined below) constitute 10% or more of the voting power of the issued Ordinary Shares, the voting rights with respect to the Controlled Shares owned by such person shall be limited, pursuant to a formula specified in the Articles of Association, in the aggregate, to less than 10%. "Controlled Shares" shall include among other things, all Ordinary Shares which such person is deemed to beneficially own directly, indirectly or constructively (within the meaning of Section 13(d) of the Securities Internal Review Code of 1986, as amended, (the "Code"). "United States Person" means a United States person as defined in
Section 7701 (a) (3) of the Code.

ITEM 6 - SELECTED FINANCIAL DATA

This item is incorporated by reference to the Selected Financial Data table contained in the 1997 Annual Report.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This item is incorporated by reference to Management's Discussion and Analysis of Results of Operations and Financial Condition in the 1997 Annual Report.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This item is incorporated by reference to the financial statements in the 1997 Annual Report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in nor any disagreements with accountants on accounting and financial disclosure within the three years ending October 31, 1997.


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


                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K



(A)   FINANCIAL STATEMENTS AND EXHIBITS

1.    Consolidated Financial Statements

      The following Consolidated Financial Statements of Mid Ocean Limited and Report of Independent Auditors are incorporated by reference to pages 28 through 51 of the registrant's 1997 Annual Report to Shareholders:

      Independent Auditors' Report

      Consolidated Balance Sheets - October 31, 1997 and 1996

      Consolidated Statements of Operations - Years ended October 31, 1997, 1996 & 1995

      Consolidated Statements of Shareholders' Equity - Years ended October 31, 1997, 1996 & 1995

      Consolidated Statements of Cash Flows - Years ended October 31, 1997, 1996 & 1995

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
            from the Company's Registration Statement on Form S-1 (File No.
            33-63298) (the "Registration Statement").

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

10.04 - Investment Management Agreement, dated as of November 1, 1993 between Warburg Asset Management and Mid Ocean Reinsurance (incorporated by reference to the Company's Form 10-K for the year ended October 31, 1993).

10.05 - Employment Agreement (amended and restated as of August 19, 1996) between Michael A. Butt and Mid Ocean Reinsurance Company Ltd. and Mid Ocean Limited (incorporated by reference to the Company's Form 10-K for the year ended October 31, 1996).

10.06 - Service Agreement (amended and restated as of August 19, 1996) between Robert J. Newhouse Jr. and Mid Ocean Reinsurance Company Ltd. and Mid Ocean Limited (incorporated by reference to the Company's Form 10-K for the year ended October 31, 1996).

10.07 - Employment Agreement (amended and restated as of August 19, 1996) between Henry C. V. Keeling and Mid Ocean Reinsurance Company Ltd (incorporated by reference to the Company's Form 10-K for the year ended October 31, 1996).

10.08 - Employment Agreement (amended and restated as of August 19, 1996) between Charles F. Hays and Mid Ocean Reinsurance Company Ltd. and Mid Ocean Limited (incorporated by reference to the Company's Form 10-K for the year ended October 31, 1996).

11.1  -     Statement of Computation of Earnings Per Share for the fiscal years ended October 31, 1997, 1996 and 1995.

13.1  -     Pages 12 - 51 of the Mid Ocean Limited 1997 Annual Report to
            Shareholders.

21.1  -     List of subsidiaries of the Registrant.

23.1  -     Consent of  KPMG Peat Marwick.

24.1  -     Powers of Attorney

27.1  -     Financial Data Schedule


(B)    REPORTS ON FORM 8-K


No reports on form 8-K were filed by the Company in the quarter ended October 31, 1997.

AUDITOR'S REPORT ON FINANCIAL STATEMENT
SCHEDULES INCLUDED IN FORM 10-K




The Board of Directors and Shareholders
Mid Ocean Limited




Under date of November 21, 1997, we reported on the consolidated balance sheets of Mid Ocean Limited and subsidiaries as of October 31, 1997 and 1996, and the related consolidated statements of operation, shareholders' equity and cash flows for each of the years in the three year period ended October 31, 1997, as contained in the 1997 Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1997. In connection with our audit of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedules as listed in Part IV on page
16. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audit.

In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as whole, present fairly, in all material respects, the information set forth therein.




KPMG PEAT MARWICK
Hamilton, Bermuda
November 21, 1997

                             SUPPLEMENTAL SCHEDULE I

                       CONSOLIDATED SUMMARY OF INVESTMENTS



                                OCTOBER 31, 1997
                            (US DOLLARS IN MILLIONS)

                                                          COST OR                              AMOUNT AT WHICH
                                                         AMORTIZED              FAIR             SHOWN IN THE
                                                          COST(1)               VALUE            BALANCE SHEET
                                                          -------               -----            -------------

TYPE OF INVESTMENT
------------------
Fixed Maturities:

      US government and government agencies
      and authorities                                     $  305.1             $  308.2             $  308.2
      Taxable municipal bonds                                 22.5                 23.1                 23.1
      Corporate Bonds                                        447.1                452.8                452.8
      Non-US sovereign governments                           248.7                251.7                251.7
      Asset-backed securities                                427.6                431.6                431.6
      Mortgage -backed securities                             33.4                 34.8                 34.8
                                                          --------             --------             --------

Total fixed maturities                                     1,484.4              1,502.2              1,502.2

Short-term investments                                        21.1                 21.1                 21.1

Equity securities:
      Industrial, miscellaneous and all other                 22.4                 23.5                 23.5
                                                          --------             --------             --------

Total Investments                                         $1,527.9             $1,546.8             $1,546.8
                                                          ========             ========             ========




(1) Investments in fixed maturities and short-term investments are shown at amortized cost.

                                                                    SCHEDULE III




                                MID OCEAN LIMITED


                       SUPPLEMENTARY INSURANCE INFORMATION


                         OCTOBER 31, 1997, 1996 AND 1995
                            (US DOLLARS IN MILLIONS)




                                        Losses,                                                   Amortization
                           Deferred    Claims and                          Net       Losses and   of Deferred     Other
                         Acquisition     Claim     Unearned   Premium   Investment   Settlement   Acquisition   Operating   Premiums
Year Ended                  Costs       Expenses   Premiums   Revenue     Income      Expenses       Costs      Expenses    Written
----------                  -----       --------   --------   -------     ------      --------       -----      --------    -------
October 31, 1997
Property and Liability
  Insurance                 $ 45.9       $497.0     $321.8    $486.7      $103.4       $216.2        $ 85.9      $ 54.0      $505.5


October 31, 1996
Property and Liability
  Insurance                 $ 42.6       $427.7     $303.3    $436.1      $ 83.3       $211.9        $ 70.1      $ 34.4      $525.7



October 31, 1995
Property and Liability
  Insurance                 $ 22.8       $336.1     $206.3    $379.4      $ 73.8       $198.6        $ 53.4      $ 17.3      $435.0

                                                                     SCHEDULE IV




                                MID OCEAN LIMITED

                                   REINSURANCE


                         OCTOBER 31, 1997, 1996 AND 1995
                            (US DOLLARS IN MILLIONS)



                                                                                                                          PERCENTAGE
                                                               CEDED TO           ASSUMED                                 OF AMOUNT
                                             GROSS              OTHER            FROM OTHER             NET                ASSUMED
YEAR ENDED                                   AMOUNT           COMPANIES          COMPANIES            AMOUNT               TO NET
----------                                   ------           ---------          ---------            ------               ------
October 31, 1997
Property and Liability Insurance             $ 83.2             $ 56.7             $460.2             $486.7               94.5%


October 31, 1996
Property and Liability Insurance             $ 36.3             $ 29.9             $429.7             $436.1               98.5%


October 31, 1995
Property and Liability Insurance             $   --             $ 10.2             $389.6             $379.4              102.7%

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to the registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

MID OCEAN LIMITED


By:

        /s/ Michael Butt
        -----------------------------------------
            Michael A. Butt
            President and Chief Executive Officer

January  27, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


         Signatures                     Title                                        Date
         ----------                     -----                                        ----
           *
---------------------------
    Robert J. Newhouse, Jr.        Chairman of the Board                        January 27, 1998


/s/ Michael Butt
---------------------------
    Michael A. Butt                President & Chief Executive Officer          January 27, 1998
                                   (Principal Executive Officer)

/s/ Charles Hays
---------------------------
    Charles F. Hays                Senior Vice President, Chief Financial       January 27, 1998
                                   & Administrative Officer (Principal
                                   Financial and Accounting Officer)


           *
---------------------------
    Frank J. Borelli               Director                                     January 27, 1998


           *
---------------------------
    Sir Brian Corby                Director                                     January 27, 1998

           *
---------------------------
    Geoffrey Elliott               Director                                     January 27, 1998


           *
---------------------------
    Michael P. Esposito, Jr.       Director                                     January 27, 1998



           *
---------------------------
    Robert R. Glauber              Director                                     January 27, 1998

           *
---------------------------
    Henry U. Harder                Director                                     January 27, 1998

           *
---------------------------
    Paul Jeanbart                  Director                                     January 27, 1998


           *
---------------------------
    Roberto Mendoza                Director                                     January 27, 1998


           *
---------------------------
    Brian O'Hara                   Director                                     January 27, 1998

           *
---------------------------
    John Pasquesi                  Director                                     January 27, 1998


           *
---------------------------
    Henry H. Peters                Director                                     January 27, 1998


           *
---------------------------
    Jeffrey S. Tabak               Director                                     January 27, 1998


           *
---------------------------
    Frank J. Tasco                 Director                                     January 27, 1998



 *By:
      /s/ Michael Butt
      --------------------
          Michael  A. Butt
          Attorney in Fact

                                EXHIBIT INDEX

Exhibit                           Description
  No.

3.1   -     Memorandum of Association of the Company (incorporated by reference from the Company's Registration Statement on Form S-1 (File No.
            33-63298) (the "Registration Statement").

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

10.04 - Investment Management Agreement, dated as of November 1, 1993 between Warburg Asset Management and Mid Ocean Reinsurance (incorporated by reference to the Company's Form 10-K for the year ended October 31, 1993).

10.05 - Employment Agreement (amended and restated as of August 19, 1996) between Michael A. Butt and Mid Ocean Reinsurance Company Ltd. and Mid Ocean Limited (incorporated by reference to the Company's Form 10-K for the year ended October 31, 1996).

10.06 - Service Agreement (amended and restated as of August 19, 1996) between Robert J. Newhouse Jr. and Mid Ocean Reinsurance Company Ltd. and Mid Ocean Limited (incorporated by reference to the Company's Form 10-K for the year ended October 31, 1996).

10.07 - Employment Agreement (amended and restated as of August 19, 1996) between Henry C. V. Keeling and Mid Ocean Reinsurance Company Ltd (incorporated by reference to the Company's Form 10-K for the year ended October 31, 1996).

10.08 - Employment Agreement (amended and restated as of August 19, 1996) between Charles F. Hays and Mid Ocean Reinsurance Company Ltd. and Mid Ocean Limited (incorporated by reference to the Company's Form 10-K for the year ended October 31, 1996).

11.1  -     Statement of Computation of Earnings Per Share for the fiscal years ended October 31, 1997, 1996 and 1995.

13.1  -     Pages 12 - 51 of the Mid Ocean Limited 1997 Annual Report to
            Shareholders.

21.1  -     List of subsidiaries of the Registrant.

23.1  -     Consent of  KPMG Peat Marwick.

24.1  -     Powers of Attorney

27.1  -     Financial Data Schedule