Form 10-Q
period 1998-01-31
MID OCEAN LTD
filed 1998-03-17
CIK 906247

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended JANUARY 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-22118

                                MID OCEAN LIMITED
             (Exact name of registrant as specified in its charter)


        Cayman Islands                                       Not Applicable
(State of other jurisdiction of                               (IRS Employer
incorporation or organization)                            Identification Number)


                Richmond House, 12 Par-la-Ville Road, Hamilton HM
                        08, Bermuda (Address of principal
                               executive offices)

                        Telephone Number: (441) 292-1358
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of March 10, 1998 there were outstanding 36,087,767 Class A Ordinary Shares, 1,190,292 Class B Ordinary Shares and 1,860,000 Class C Ordinary Shares, each of $0.20 par value, of the registrant.

                                MID OCEAN LIMITED


                                      INDEX



PART I - FINANCIAL INFORMATION



  Financial Statements:                                                     Page

  Consolidated Balance Sheets                                                 3
  at January 31, 1998 (unaudited) and October 31, 1997

  Consolidated Statements of Operations                                       4
  for the three months ended January 31, 1998 and 1997 (unaudited)

  Consolidated Statements of Cash Flows                                       5
  for the three months ended January 31, 1998 and 1997 (unaudited)

  Notes to Consolidated Financial Statements (unaudited)                      6

  Management Discussion and Analysis of Financial                             7
  Condition and Results of Operations







PART II - OTHER INFORMATION



  Item 6.  Exhibits and Reports on Form 8-K                                   15

  Exhibit 11. Computation of Earnings per Share                               16

  Signatures                                                                  17

                          PART I. FINANCIAL INFORMATION
                                MID OCEAN LIMITED
                           CONSOLIDATED BALANCE SHEETS
                      (THOUSANDS OF UNITED STATES DOLLARS)

                                                                     JANUARY 31, 1998     OCTOBER 31, 1997
ASSETS                                                                  (UNAUDITED)          (AUDITED)

Investments available for sale at fair value:
  Fixed maturities (Amortized cost $1,384,234; 1997: $1,484,353)         $ 1,404,058        $ 1,502,213
  Equities (cost $100,898: $22,388)                                          103,782             23,539
  Short-term investments (Amortized cost $ 69,843 ; 1997: $21,087)            69,958             21,092
                                                                         -----------        -----------
Total investments available for sale                                       1,577,798          1,546,844
Unquoted investments at cost                                                  10,201              9,880
Cash and cash equivalents                                                    133,948            122,784
Accrued investment income                                                     20,319             22,076
Premiums receivable                                                          401,002            280,792
Funds withheld by cedents                                                      7,576             20,963
Outstanding losses recoverable from reinsurers                                10,912             17,792
Prepaid reinsurance premium                                                   13,712             14,679
Profit commissions receivable                                                 34,180             32,484
Investments pending settlement                                                    --              1,809
Deferred acquisition costs                                                    64,813             45,856
Goodwill                                                                     110,631            112,506
Other assets                                                                  64,993             42,140
                                                                         -----------        -----------
TOTAL ASSETS                                                             $ 2,450,085        $ 2,270,605
                                                                         ===========        ===========

LIABILITIES

Losses and loss expenses                                                 $   505,396        $   496,952
Unearned premiums                                                            446,772            321,845
Investments pending settlement                                                 2,830                 --
Reinsurance balances payable                                                  15,087             12,973
Loan Notes                                                                    10,526             10,573
Other liabilities                                                             58,942             55,301
                                                                         -----------        -----------
TOTAL LIABILITIES                                                          1,039,553            897,644
                                                                         -----------        -----------

SHAREHOLDERS' EQUITY


Ordinary Shares (par value $0.20; authorized 200,000,000 shares;
  issued and outstanding, 39,127,559; 38,984,080)                              7,825              7,797
Additional paid-in capital                                                   745,956            740,538
Net unrealized appreciation on investments                                    21,892             18,679
Foreign currency translation adjustments                                       1,538                386
Deferred  compensation                                                        (8,974)            (5,286)
Retained earnings                                                            642,295            610,847
                                                                         -----------        -----------
TOTAL SHAREHOLDERS' EQUITY                                                 1,410,532          1,372,961
                                                                         -----------        -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $ 2,450,085        $ 2,270,605
                                                                         ===========        ===========

See accompanying notes to consolidated financial statements.

                                MID OCEAN LIMITED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
    (THOUSANDS OF UNITED STATES DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                       THREE MONTHS ENDED
REVENUES                                                      JANUARY 31, 1998    JANUARY 31, 1997
Gross premiums written                                          $    261,648        $    259,835
Change in unearned premium                                          (126,179)           (138,877)
                                                                ------------        ------------
Premiums earned                                                      135,469             120,958


Premiums ceded                                                        12,505               9,697

Change in prepaid premiums                                               (17)              3,184
                                                                ------------        ------------
Premiums ceded                                                        12,488              12,881

Net premiums earned                                                  122,981             108,077

Net investment income                                                 26,383              23,840

Net gains on investments                                              14,280               2,658
Exchange loss                                                         (2,638)             (6,886)

Managing agency income                                                 3,679               3,250
Other income                                                           1,767               1,040
                                                                ------------        ------------
TOTAL REVENUES                                                       166,452             131,979
                                                                ------------        ------------


EXPENSES

Losses and loss expenses incurred                                     68,674              57,231
Reinsurance recoveries                                                (6,389)             (5,793)
                                                                ------------        ------------
Net losses and loss expenses incurred                                 62,285              51,438


Acquisition expenses                                                  20,049              16,683

Managing agency expenses                                               1,803                 (13)
Operational expenses                                                  15,989               9,430
                                                                ------------        ------------
TOTAL EXPENSES                                                       100,126              77,538
                                                                ------------        ------------

INCOME
Net income before tax and minority interest                           66,326              54,441
Income tax                                                            (2,605)             (2,006)
Minority interest                                                          0                (432)
                                                                ------------        ------------
NET INCOME                                                      $     63,721        $     52,003
                                                                ============        ============

PER  SHARE DATA
Net income per ordinary share:
     Basic                                                      $       1.63        $       1.45
     Diluted                                                    $       1.62        $       1.43
Dividend per ordinary share                                     $      0.825        $       0.75
Weighted average number of  ordinary shares outstanding :
     Basic                                                        39,103,640          35,982,820
     Diluted                                                      39,447,599          36,314,837

See accompanying notes to consolidated financial statements.

                                MID OCEAN LIMITED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                      (THOUSANDS OF UNITED STATES DOLLARS)

                                                                   THREE MONTHS ENDED
CASH FLOWS FROM OPERATING                                  JANUARY 31, 1998   JANUARY 31, 1997
 ACTIVITIES
Net Income                                                   $    63,721        $    52,003
Adjustment to reconcile net income to cash provided
  by operating activities:
Amortization of goodwill                                           1,873                455
Net gains on investments                                         (14,280)            (2,658)
Premiums receivable                                             (118,452)          (104,102)
Deferred acquisition costs                                       (18,541)           (16,966)
Outstanding losses recoverable from reinsurers                     7,148                731
Prepaid reinsurance premium                                        1,206             11,318
Losses and loss expenses                                           6,892             12,793
Unearned premiums                                                122,282            129,687
Reinsurance balances payable                                       2,028             (2,432)
Funds withheld by cedents                                         13,808             (1,741)
Other                                                            (18,660)           (20,144)
                                                             -----------        -----------
Net cash provided by operating activities                         49,025             58,944
                                                             -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES


Proceeds from sale and maturity of investments                   924,044          1,277,931
Purchase of investments available for sale                      (856,619)        (1,294,106)
Proceeds from sale of equity securities                            2,022                 --
Purchase of equity securities                                    (80,792)                --
Settlement of futures contracts                                    1,638                 --
Other investing activities                                           959                438
                                                             -----------        -----------
Net cash applied to investing activities                          (8,748)           (15,737)
                                                             -----------        -----------

CASH FLOWS FROM FINANCING
ACTIVITIES

Options exercised                                                    511             61,301
Repurchase of shares                                                   0            (10,214)
Dividends paid                                                   (32,272)           (28,458)
                                                             -----------        -----------
Net cash (applied to) provided by financing activities           (31,761)            22,629
                                                             -----------        -----------

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS                           2,648              4,817

NET INCREASE IN CASH AND CASH EQUIVALENTS                         11,164             70,653
BALANCE AT BEGINNING OF PERIOD                                   122,784            163,968
                                                             -----------        -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $   133,948        $   234,621
                                                             ===========        ===========


See accompanying notes to consolidated financial statements.

                                MID OCEAN LIMITED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)





Note A:  Basis of Presentation



The accompanying consolidated financial statements have not been audited except for the balance sheet at October 31, 1997. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three month periods ended January 31, 1998 and 1997, the financial position at January 31, 1998 and the cash flows for the three month periods ended January 31, 1998 and 1997. The results of operations for the three months ended January 31, 1998 are not necessarily indicative of future financial results.


Note B:  Accounting policy


The Company has adopted Financial Accounting Standards Board Statement 128 that establishes new standards for computing and reporting earnings per share. Comparative amounts have been restated. Exhibit 11 shows the computation of earnings per share under the new standard.


Note C:  Subsequent Event


On March 16, 1998, EXEL Limited ("EXEL") and the Company announced that they have signed a definitive agreement to merge, creating an organization with assets in excess of $9.1 billion, shareholders' equity of approximately $4.8 billion and estimated market capitalization of more than $8.0 billion. EXEL would be the holding of the new organization. EXEL and the Company plan to combine their reinsurance operations which will operate as X.L. Mid Ocean Reinsurance Company, Ltd. and will be headquartered in Bermuda.

The all stock transaction will result in EXEL issuing 1.0215 of its ordinary shares for each share of Mid Ocean Limited that it does not already own. EXEL already owns 9.7 million, or 26.82 percent of the outstanding shares of the Company. The transaction is subject to the approval of shareholders of both companies, as well as certain regulatory approvals. The Board of Directors of EXEL and the Company have, by vote of unaffiliated directors, unanimously agreed to the merger which is expected to be completed by mid summer 1998. The merger will be accounted for as a purchase under U.S. generally accepted accounting principals ("GAAP").

                                MID OCEAN LIMITED

                   MANAGEMENT DISCUSSION & ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION




This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto of the Company for the quarter ended January 31, 1998 together with the consolidated financial statements for the year ended October 31, 1997 and the notes thereto included in the Company's Annual Report on Form 10-K. The results of operations for any fiscal period are not necessarily indicative of future financial results.

On March 16, 1998, EXEL Limited ("EXEL") and the Company announced that they have signed a definitive agreement to merge, creating an organization with assets in excess of $9.1 billion, shareholders' equity of approximately $4.8 billion and estimated market capitalization of more than $8.0 billion. EXEL would be the holding of the new organization. EXEL and the Company plan to combine their reinsurance operations which will operate as X.L. Mid Ocean Reinsurance Company, Ltd. and will be headquartered in Bermuda.

The all stock transaction will result in EXEL issuing 1.0215 of its ordinary shares for each share of Mid Ocean Limited that it does not already own. EXEL already owns 9.7 million, or 26.82 percent of the outstanding shares of the Company. The transaction is subject to the approval of shareholders of both companies, as well as certain regulatory approvals. The Board of Directors of EXEL and the Company have, by vote of unaffiliated directors, unanimously agreed to the merger which is expected to be completed by mid summer 1998. The merger will be accounted for as a purchase under U.S. generally accepted accounting principals ("GAAP").

Mid Ocean Limited is the parent company of Mid Ocean Holdings Limited ("Holdings") which has two wholly-owned subsidiaries, Mid Ocean Reinsurance Company Limited ("Mid Ocean Reinsurance") and Ridgewood Holdings Ltd ("Ridgewood"). Ridgewood is the Bermuda holding company of the Brockbank Group plc ("Brockbank"). Brockbank includes two Lloyds dedicated corporate syndicates ("corporate syndicates") and a Lloyds managing agency. The Company, through its subsidiaries, provides a broad range of reinsurance and insurance products on a global basis.

The Company's fiscal year end is October 31. Brockbank's fiscal year end is December 31. Brockbank's results of operations for the quarter end December 31, 1997 and 1996 are included in the company's results of operations for the quarter end January 31, 1998 and 1997 respectively.

RESULTS OF OPERATIONS
FIRST QUARTER ENDED JANUARY 31, 1998 COMPARED TO FIRST QUARTER ENDED JANUARY 31, 1997.

($ millions)                                1998       % Change        1997
                                           -------       -------      -------
Net operating income
 (excluding net gain on investments)       $  49.4           0.2%     $  49.3
Net gains on investments                      14.3         429.6          2.7
                                           -------       -------      -------
Net income                                 $  63.7          22.5%     $  52.0
                                           =======       =======      =======

         Net income for the quarter ended January 31, 1998 increased 22.5% over the first quarter ended January 31, 1997 due primarily to a $ 11.6 million increase in net gains on investments. Net operating income increased 0.2% to $
49.4 million for the quarter ended January 31, 1998. There was relatively low loss activity in both quarters.


PREMIUMS

NET PREMIUMS WRITTEN        1998       % Change         1997
                           -------       -------       -------
($ millions)
Property catastrophe       $  69.1         (28.3)%     $  96.4
Property other                58.7           4.6          56.1
Marine & energy               28.8         (23.4)         37.6
Aviation & satellite          30.4          (3.8)         31.6
Corporate syndicates          47.3         124.2          21.1
Other                         14.8         102.7           7.3
                           -------       -------       -------
Total                      $ 249.1          (0.4)%     $ 250.1
                           =======       =======       =======

NET PREMIUMS EARNED         1998       % Change         1997
                           -------       -----         -------
($ millions)
Property catastrophe       $ 34.1          1.5%       $ 33.6
Property other               14.7        (38.2)         23.8
Marine & energy               8.5        (37.0)         13.5
Aviation & satellite          8.3         (5.7)          8.8
Corporate syndicates         53.6        110.2          25.5
Other                         3.8         31.0           2.9
                           ------       ------        ------
Total                      $123.0         13.8%       $108.1
                           ======       ======        ======

Net premiums written decreased $1.0 million or 0.4% in the first quarter of 1998 compared to the first quarter of 1997. This slight decline is due to a reduction of $27.2 million of net written premiums by Mid Ocean Reinsurance which is offset by an increase of $26.2 million relating to the corporate syndicates.

The majority of premiums written by the Company renew on January 1. Brockbank's January 1, 1998 renewal premiums will not be reflected in the Company's results until the quarter ended April 30, 1998.

The decrease in net premiums written by Mid Ocean Reinsurance was due to several factors. Premium rates continued to decline in a competitive pricing environment and in the first quarter of 1997 there was premium of $ 12.9 million on a contract which was written covering a two year period with no comparable premium in first quarter 1998. The decline in premium rates was across most classes of business that Mid Ocean Reinsurance writes. In particular, measured on an exposure adjusted basis, property catastrophe premium rates were down approximately 15% on major United States risks. In the international catastrophe markets rates declined by approximately 20%.

The increase in net premiums written by the corporate syndicates is largely due to a 40% increase in underwriting capacity provided to these syndicates for the 1997 underwriting year as compared to the 1996 underwriting year.

Premiums ceded during the first quarter 1998 were $12.5 million compared with $9.7 million in the first quarter 1997. The majority of this increase is attributable to the corporate syndicates.

Net premiums earned during the first quarter 1998 increased $14.9 million or 13.8% over the first quarter 1997. This increase is due to a $28.1 million increase relating to the corporate syndicates offset by a decrease for Mid Ocean Reinsurance of $13.2 million. The increase in net premiums earned for the corporate syndicates is in line with the increased level of net premiums written and because net premiums have been earned in respect of two underwriting years in the first quarter 1998 compared to one in the first quarter 1997. Net premiums earned decreased for Mid Ocean Reinsurance due to the reduction in net premiums written.

Premiums written are earned over the underlying risk period of each contract, commencing at the inception of the contract. The majority of contracts have a risk period of one year; however, for many contracts it is longer and therefore analysis between classes of business written and earned in any one quarter or year is not always comparable.

INVESTMENT RESULTS                                     1997           % Change         1998
                                                       ----           --------         ----
($ millions)
Net investment income                                  $26.4             10.9%         $23.8
Net gains on investments                                14.3            429.6%           2.7

         The increases in net investment income resulted from the continued growth of the investment base and from the relatively higher returns. The investment portfolio, measured on a market value basis, yielded 6.24% for the first quarter 1998 compared with 6.16% in the first quarter 1997.

         The net unrealized market appreciation or depreciation attributable to securities held in the portfolio is included as a separate component of shareholders' equity. At January 31, 1998, shareholders' equity included unrealized appreciation of $21.9 million compared with $18.7 million at October 31, 1997. Total returns on investments, measured on a market value basis, were 2.58% in the first quarter 1998 compared to 1.3% in the first quarter of 1997 .

OTHER REVENUE                   1998       % Change              1997
                             ---------      ---------         ---------
($ millions)
Exchange loss                $    (2.6)         (62.3)%       $    (6.9)
Managing agency income             3.7           12.1%              3.3
Other income                       1.8           80.0%              1.0

         The exchange loss in the first quarters of 1998 and 1997 relate mainly to the British pound exchange rate movements and is largely unrealized. The majority of Mid Ocean Reinsurance's British pound denominated premiums written are recorded on January 1, which was at a higher exchange rate than that on January 31 of each year when the related premium receivables in the Balance Sheet were revalued.

         Managing agency income relates to fees earned by the managing agency in respect of its management of Lloyd's underwriting syndicates and earned profit commissions which are estimated based on anticipated results of the syndicates it manages. Managing agency income attributable to the corporate syndicates is eliminated on consolidation. Profit commissions are paid to the managing agency three years after an underwriting year incepts.

         Other income relates to fee income from other insurance related services of Brockbank and the corporate syndicates. The increase in other income for the first quarter 1998 over 1997 is related to an increase in the premiums written by the corporate syndicates.

EXPENSES                               1998          1997
                                      ------        ------
Net loss and loss expense ratio         50.7%         47.6%
Underwriting expense ratio              29.3%         24.2%
                                      ------        ------
Combined ratio                          80.0%         71.8%
                                      ======        ======

           The combined ratio is computed based on the relationship of net losses and underwriting expenses to net earned premiums. The combined ratio is a principal indicator of underwriting performance, with less than 100% indicating an underwriting profit.


LOSS AND LOSS EXPENSES                   1998            1997
                                      -----------     -----------
 ($millions)
Loss and loss expenses                $      68.7     $      57.2
Reinsurance recoveries                       (6.4)           (5.8)
                                      -----------     -----------
Net loss and loss expenses            $      62.3     $      51.4
                                      ===========     ===========

Net loss and loss expense ratio              50.7%           47.6%

                  During the first quarter 1998 the Company's incurred net loss and loss expenses increased $10.9 million over the first quarter 1997. This increase is due to an increase in the losses incurred relating to the corporate syndicates offset by a decrease in losses incurred by Mid Ocean

Reinsurance. The Company established a $ 9 million incurred but not reported ("IBNR") loss reserve for the Canadian Ice Storms in the first quarter of 1998. There were no significant catastrophic events during the first quarter of 1997. As in previous quarters, the Company continued to review and release loss reserves established on business written in prior years where actual reported losses have developed more favourably than initial loss estimates. There was an overall reduction in the loss ratio for Mid Ocean Reinsurance for the quarter ended January 31, 1998 over 1997 which is offset by higher incurred loss ratios relating to the business written by the corporate syndicates. The higher incurred loss ratios of the corporate syndicates on increased amount of net premiums earned has given rise to an increased amount of losses incurred for the first quarter 1998 over 1997.

Net loss reserves amounted to $494.5 million and $479.2 million at January 31, 1998 and October 31, 1997 respectively. Included in this amount are net reserves for IBNR losses of 339.7 million and $ 351.0 million respectively.

In determining that portion of loss and loss expenses for IBNR, management classifies business written by the Company into segments that could reasonably be expected to have similar loss characteristics. Reporting patterns and initial expected loss ratios are developed based upon company and industry data, knowledge of the business written by the Company and general market trends in the reinsurance and insurance industry. Mid Ocean's loss experience to date has been more favorable than originally assumed and has led to the releases of loss reserves established in prior years.

UNDERWRITING EXPENSES

ACQUISITION EXPENSES AND RATIO:        1998           1997
                                      -------        -------
($ millions)

Acquisition expense                   $  20.0        $  16.7
Acquisition expense ratio                16.3%          15.5%

         The $ 3.3 million increase in acquisition expenses in the first quarter 1998 over 1997 is due to an increased amount of net earned premiums. The increase in the acquisition expense ratio is attributable to an increase in Mid Ocean Reinsurance's acquisition expenses on net premiums earned on its pro rata business as compared to the first quarter 1997.

OPERATION EXPENSES AND RATIO:        1998           1997
                                    -------        -------
($ millions)
Operational expenses                $  16.0        $   9.4
Operational expense ratio              13.0%           8.7%

         The $6.6 million or 70.2% increase in operational expenses in first quarter 1998 over 1997 is due to an increase in the goodwill amortization charge associated with the completion of the acquisition of Brockbank in August 1997 together with the continued growth of the Company's operations for Mid Ocean Reinsurance and Brockbank. In addition there were corrections to some previously accrued expenses in the first quarter 1997 which gave rise to a lower amount of operational expenses than usual.

         The increase in the operational expenses ratio is the result of the Company's operational expenses which is greater than the increase in the net earned premium for the first quarter 1998 over the first quarter 1997.


OTHER EXPENSES                  1998         % Change       1997
                               -------       --------      -------
($ millions)
Managing agency expenses       $1.8          --            $0.0
Income taxes                   $2.6          30.0%         $2.0

         Managing agency expenses are the costs of operating the Brockbank managing agency. During the first quarter of 1997 there was an adjustment of certain expenses which had previously been reported, some of which were allocated directly to the syndicates that are managed.

         Income taxes represent estimated income taxes in the United Kingdom for Brockbank and Mid Ocean Reinsurance's London branch operations. The increase for the quarter end January 31, 1998 over 1997 is due to increased profits of these entities.

FINANCIAL CONDITION AND LIQUIDITY

         The Company's assets consist of its investment in the stock of Holdings, which is the parent company of Mid Ocean and Brockbank. The Company relies primarily on cash dividends from Holdings, which relies on dividends from its direct and indirect subsidiaries. The payment of such dividends is restricted by applicable law under Bermuda and United Kingdom insurance law and regulations, including those promulgated by the Society of Lloyd's. Currently there are no effective statutory restrictions on the payment of dividends by the Company or its subsidiaries. On December 4, 1997 the Board of Directors approved an increase in annualized dividends to $3.30 from $3.00 during 1997. The payment of the dividend in any quarter is at the discretion of the Board of Directors of the Company.

         At January 31, 1998, shareholders' equity was $1,410.5 million, of which $642.3 million was retained earnings.

         At January 31, 1998, the Company held $133.9 million of cash and cash equivalents compared with $122.8 million at October 31, 1997. The Company's consolidated sources of funds consist primarily of net premiums written, investment income, and the proceeds from sales and maturities of investments. Funds are used primarily to pay claims, operating expenses and dividends and for the purchase of investments. Net cash flow provided by operating activities was $49.0 million in the first quarter of 1998 compared with $58.9 million in the first quarter of 1997. The decrease is mainly due to an increase in the amount of paid losses settled. The Company is unable to predict its cash outflows as they will be substantially determined by loss payments and particularly large catastrophes if they occur. As a consequence, cash flow may fluctuate between individual fiscal quarters and years.

         Primarily due to the potential for large loss payments, the Company's investment portfolio is structured to provide a high level of liquidity to meet its obligations. At January 31, 1998, the investment portfolio, measured at fair value, including accrued investment income, trades pending settlement and cash and cash equivalents, was $1,729.2 million compared with $1,693.5 million at October 31, 1997. The portfolio is presently made up of fixed maturities, equity securities, short-term investments and cash and cash equivalents. At January 31, 1998 and October 31, 1997, 84.7% of the fair value of debt securities held was in U.S. Government securities or in obligations rated A or better by Moody's Investors Service Inc. or Standard & Poor's Corporation. The Company presently has no investments in real estate or mortgage loans.

         The Company has committed to invest up to $18.7 million, principally as a special limited partner, in The Trident Partnership L.P., a limited partnership organized for investment in the insurance industry. At January 31, 1998, the investment in Trident was $5.9 million compared with $5.7 million at October 31, 1997.

         In connection with the completion of the acquisition of Brockbank in August 1997, the Company has issued loan notes and the value outstanding at January 31, 1998 was $ 10.5 million. Interest is payable on these notes semi-annually at a rate of 0.5% below LIBOR. These loan notes are redeemable at the option of the holder under various conditions and any loan notes outstanding at June 30, 2003 will be redeemed in full at par.

         In 1997, the Company obtained multi-currency committed lines of credit provided by a syndicate of nine major international banks led by Chase Manhattan Bank, N.A., which provides for unsecured borrowing up to an aggregate amount of $200 million subject to certain conditions. There has been no drawdown on these facilities.

         Under the terms of certain reinsurance contracts, Mid Ocean Reinsurance is required to provide letters of credit to reinsureds in respect of loss reserves and/or unearned premiums. Mid Ocean Reinsurance has a facility of approximately $ 263.3 million provided for the issuing of letters of credit. This facility is secured by a lien on a portion of Mid Ocean Reinsurance's investment portfolio. At January 31, 1998 Mid Ocean Reinsurance had provided letters of credit amounting to $ 250.9 million compared with $187.9 million at October 31, 1997. Included in this amount is the funding for the capital requirements of the two dedicated corporate syndicates of $ 159.0 million at January 31, 1998 compared to $ 109.0 million at January 31, 1998.

         The United States dollar is the Company's functional currency. However, certain of the Company's reinsurance balances receivable and payable are denominated in currencies other than the United States dollar. These balances are revalued at exchange rates current at each balance sheet date. Future losses in currencies other than the United States dollar represent a potential for foreign exchange exposure. The Company therefore expects that it could experience exchange gains or losses that, in turn, could affect the Company's consolidated statement of operations. The Company generally has not sought to hedge its currency exposures with respect to such losses before the occurrence of an event that produces a claim. However, certain of the Company's future cash flows are denominated in component currencies of its expected liability profile and it may hold investments, cash and cash equivalents denominated in some of these currencies; thus, the currency exposure on the underlying risks is reduced to some extent.

         The Company formed a committee in 1997 to address the Year 2000 issue and its potential impact on the Company. Consideration is being given to both computer systems that the Company uses internally and does have some direct influence and control over, together with those of third parties by whom the Company could be significantly affected and over whom the Company does not have control. These third parties who provide information upon which the Company relies, include intermediaries, banks, investment managers, software companies and cedents. The Company has developed a formal testing plan to ensure that all systems are Year 2000 compliant. Such testing has already begun and will continue throughout 1998 and 1999. In addition, the Company will be in contact will all third parties with regard to Year 2000 compliance. As testing is performed and inquiries are received, the Company will be in a position to judge the need to change, update, and/or acquire systems that are Year 2000 compliant, and will take action as appropriate.

                            PART II OTHER INFORMATION

                                MID OCEAN LIMITED









ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


No reports on Form 8-K were filed during the three months ended January 31, 1998.

                                MID OCEAN LIMITED


                                   SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                              MID OCEAN LIMITED
                                                (Registrant)



                                             /s/ Charles F Hays

                                               CHARLES F HAYS
                                           Senior Vice President,
                                 Chief Financial and Administrative Officer
                                        (Principal Financial Officer
                                           and Accounting Officer)






Date:  March 16, 1998