Form 10-Q
period 1998-04-30
MID OCEAN LTD
filed 1998-06-12
CIK 906247

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended APRIL 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 001-14336

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of June 5th, 1998 there were outstanding 36,088,148 Class A Ordinary Shares, 1,190,292 Class B Ordinary Shares and 1,860,000 Class C Ordinary Shares, each of $0.20 par value, of the registrant.

                                MID OCEAN LIMITED


                                      INDEX



PART I - FINANCIAL INFORMATION



                  Financial Statements:                                                        Page

                  Consolidated Balance Sheets                                                    3
                  at April 30, 1998 (unaudited) and October 31, 1997

                  Consolidated Statements of Operations                                          4
                  for the quarter and six months ended April 30, 1998
                  and 1997 (unaudited)

                  Consolidated Statements of Cash Flows                                          5
                  for the six months ended April 30, 1998 and 1997 (unaudited)

                  Notes to Consolidated Financial Statements (unaudited)                         6

                  Management Discussion and Analysis of Financial                                7
                  Condition and Results of Operations







PART II - OTHER INFORMATION



                  Item 4   Submission of Matters to a Vote of Security Holders                   20

                  Item 6   Exhibits and Reports on Form 8-K                                      20

                  Exhibit 11 Computation of Earnings per Share                                   21

                  Signatures                                                                     22

                          PART I. FINANCIAL INFORMATION
                                MID OCEAN LIMITED
                           CONSOLIDATED BALANCE SHEETS
                      (THOUSANDS OF UNITED STATES DOLLARS)

                                                                    APRIL 30, 1998      OCTOBER 31, 1997
ASSETS                                                                (UNAUDITED)          (AUDITED)

Investments available for sale at fair value:
  Fixed maturities (Amortized cost $1,374,054; 1997: $1,484,353)       $ 1,383,867        $ 1,502,213
  Equities (cost $188,006 1997: $22,388)                                   192,426             23,539
  Short-term investments (Amortized cost $17,015; 1997: $21,087)            17,019             21,092
                                                                       -----------        -----------
Total investments available for sale                                     1,593,312          1,546,844
Unquoted investments at cost                                                11,839              9,880
Cash and cash equivalents                                                  209,673            122,784
Accrued investment income                                                   16,537             22,076
Premiums receivable                                                        416,977            262,405
Reinsurance balances receivable                                             26,553             20,775
Funds withheld by cedents                                                    8,460             20,963
Outstanding losses recoverable from reinsurers                              18,889             17,792
Prepaid reinsurance premiums                                                39,917             14,679
Profit commissions receivable                                               11,661             32,484
Investments pending settlement                                               2,629              1,809
Deferred acquisition costs                                                  75,820             45,856
Goodwill                                                                   108,781            112,506
Other assets                                                                36,060             39,752
                                                                       -----------        -----------
TOTAL ASSETS                                                           $ 2,577,108        $ 2,270,605
                                                                       ===========        ===========

LIABILITIES

Losses and loss expenses                                               $   546,772        $   496,952
Unearned premiums                                                          469,277            321,845
Reinsurance balances payable                                                37,278             12,973
Loan Notes                                                                  10,767             10,573
Other liabilities                                                           61,222             55,301
                                                                       -----------        -----------
TOTAL LIABILITIES                                                        1,125,316            897,644
                                                                       -----------        -----------

SHAREHOLDERS' EQUITY


Ordinary Shares (par value $0.20; authorized 200,000,000 shares;
  issued and outstanding, 39,138,440; 38,984,080)                            7,828              7,797
Additional paid-in capital                                                 746,565            740,538
Net unrealized appreciation on investments                                  14,237             18,679
Foreign currency translation adjustments                                     2,043                386
Deferred  compensation                                                      (8,538)            (5,286)
Retained earnings                                                          689,657            610,847
                                                                       -----------        -----------
TOTAL SHAREHOLDERS' EQUITY                                               1,451,792          1,372,961
                                                                       -----------        -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $ 2,577,108        $ 2,270,605
                                                                       ===========        ===========

See accompanying notes to consolidated financial statements.

                                MID OCEAN LIMITED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
    (THOUSANDS OF UNITED STATES DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                             QUARTER ENDED                          SIX MONTHS ENDED
REVENUES                                          APRIL 30, 1998       APRIL 30, 1997      APRIL 30, 1998     APRIL 30, 1997
Gross premiums written                              $    156,808        $    137,858        $    418,456        $    397,694
Change in unearned premiums                              (18,463)              5,723            (144,642)           (133,154)
                                                    ------------        ------------        ------------        ------------
Premiums earned                                          138,345             143,581             273,814             264,540

Premiums ceded                                            43,403              21,806              55,908              31,503
Change in prepaid premiums                               (27,881)             (8,997)            (27,898)             (5,812)
                                                    ------------        ------------        ------------        ------------
Premiums ceded                                            15,522              12,809              28,010              25,691

Net premiums earned                                      122,823             130,772             245,804             238,849
Net investment income                                     28,010              25,335              54,393              49,175
Net gains (losses) on investments                         11,627              (3,387)             25,907                (729)
Exchange loss                                             (1,410)               (899)             (4,048)             (7,785)
Managing agency income                                     3,568               3,157               7,247               6,406
Other income                                               4,579               2,454               6,346               3,494
                                                    ------------        ------------        ------------        ------------

Total Revenues                                           169,197             157,432             335,649             289,410
                                                    ------------        ------------        ------------        ------------

EXPENSES

Losses and loss expenses incurred                         61,090              63,678             129,764             120,908
Reinsurance recoveries                                   (13,837)             (6,667)            (20,226)            (12,460)
                                                    ------------        ------------        ------------        ------------
Net losses and loss expenses incurred                     47,253              57,011             109,538             108,448

Acquisition expenses                                      19,961              21,829              40,010              38,513
Managing agency expenses                                   1,789               1,683               3,592               1,670
Operational expenses                                      18,307              13,156              34,296              22,585
                                                    ------------        ------------        ------------        ------------

Total Expenses                                            87,310              93,679             187,436             171,216
                                                    ------------        ------------        ------------        ------------

Net income before tax
and minority interest                                     81,887              63,753             148,213             118,194
Income tax                                                (2,238)             (1,216)             (4,843)             (3,222)
Minority interest                                              0                 379                   0                 (54)
                                                    ------------        ------------        ------------        ------------

Net income                                          $     79,649        $     62,916        $    143,370        $    114,918
                                                    ============        ============        ============        ============

PER SHARE DATA

Net income per ordinary share:
   Basic                                            $       2.04        $       1.66        $       3.66        $       3.11
   Diluted                                          $       2.01        $       1.65        $       3.63        $       3.09

Dividend per ordinary share                         $      0.825        $       0.75        $       1.65        $       1.50

Weighted average number of
 ordinary shares outstanding:
   Basic                                              39,134,793          37,843,218          39,125,535          36,904,783
   Diluted                                            39,566,446          38,146,128          39,513,341          37,222,247


See accompanying notes to consolidated financial statements.

                                MID OCEAN LIMITED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                      (THOUSANDS OF UNITED STATES DOLLARS)

                                                                  SIX MONTHS ENDED
                                                          APRIL 30, 1998     APRIL 30, 1997
CASH FLOWS FROM OPERATING ACTIVITIES                       (UNAUDITED)        (UNAUDITED)
Net Income                                                 $   143,370        $   114,918
Adjustments to reconcile net income to cash provided
  by operating activities:
Amortization of premiums on investments                           (246)             2,336
Amortization of goodwill                                         3,724                909
Net (gains) losses on investments                              (25,907)               729
Change in:
Accrued investment income                                        5,558              2,966
Premiums receivable                                           (150,103)          (110,237)
Deferred acquisition costs                                     (29,014)           (21,519)
Outstanding losses recoverable from reinsurers                    (748)            (1,151)
Prepaid reinsurance premiums                                   (24,544)             1,436
Profit commissions receivable                                   21,672                 --
Funds withheld  by cedents                                      12,829              1,943
Reserve for losses and loss expenses                            45,313             44,930
Reserve for unearned premiums                                  141,842            123,815
Reinsurance balances payable                                    23,948              7,225
Other                                                            6,011            (33,589)
                                                           -----------        -----------
Net cash provided by operating activities                      173,705            134,711
                                                           -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale and maturity of fixed maturities          1,725,976          2,406,482
Purchase of fixed maturities                                (1,593,271)        (2,562,346)
Proceeds from sale of equity securities                          2,845                737
Purchase of equity securities                                 (168,512)            (6,924)
Purchase of unquoted investments                                (3,754)            (3,213)
Other investing activities                                      10,239                249
                                                           -----------        -----------
Net cash applied to investing activities                       (26,477)          (165,015)
                                                           -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Options exercised                                                  575             61,301
Repurchase of shares                                                 0            (12,484)
Dividends paid                                                 (64,560)           (56,849)
                                                           -----------        -----------
Net cash applied to financing activities                       (63,985)            (8,032)
                                                           -----------        -----------

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS                         3,646              2,097
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            86,889            (36,239)
BALANCE AT BEGINNING OF PERIOD                                 122,784            163,968
                                                           -----------        -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $   209,673        $   127,729
                                                           ===========        ===========

See accompanying notes to consolidated financial statements.

                                MID OCEAN LIMITED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)





Note A:  Basis of Presentation

The accompanying consolidated financial statements have not been audited except for the balance sheet at October 31, 1997. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the six month periods ended April 30, 1998 and 1997, the financial position at April 30, 1998 and the cash flows for the six month periods ended April 30, 1998 and 1997. Certain reclassifications of prior year amounts have been made to be consistent with the current presentation. The results of operations for the six months ended April 30, 1998 are not necessarily indicative of future financial results.


Note B:  Accounting policy

The Company adopted Financial Accounting Standards Board Statement 128, effective November 1, 1997, that establishes new standards for computing and reporting earnings per share. Comparative amounts have been restated.
Exhibit 11 shows the computation of earnings per share under the new standard.

Note C:  Other Events

On March 16, 1998, EXEL Limited ("EXEL") and the Company announced that they had signed a definitive agreement to merge, creating an organization with assets in excess of $9.1 billion, shareholders' equity of approximately $4.8 billion and estimated market capitalization of more than $8.0 billion. EXEL would be the holding company of the new organization. EXEL and the Company plan to combine their reinsurance operations which will operate as X.L. Mid Ocean Reinsurance Company, Ltd. and will be headquartered in Bermuda.

On April 29, 1998 EXEL and the Company entered into an Amended and Restated Agreement and Schemes of Arrangement to include a voluntary cash election feature involving up to $300 million in the aggregate.

The transaction will result in EXEL issuing 1.0215 of its ordinary shares for each share of Mid Ocean Limited that it does not already own. On the date of the announcement, EXEL owned 9.7 million, or 26.82 percent of the outstanding shares of the Company. The transaction is subject to the approval of shareholders of both companies, as well as certain regulatory approvals. The merger is expected to be completed by mid summer 1998.

                                MID OCEAN LIMITED

                   MANAGEMENT DISCUSSION & ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION




         This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto of the Company for the quarter and six months ended April 30, 1998 together with the consolidated financial statements for the year ended October 31, 1997 and the notes thereto included in the Company's Annual Report on Form 10-K. The results of operations for any fiscal period are not necessarily indicative of future financial results.

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

On April 29, 1998 EXEL and the Company entered into an Amended and Restated Agreement and Schemes of Arrangement to include a voluntary cash election feature involving up to $300 million in the aggregate.

         The transaction will result in EXEL issuing 1.0215 of its ordinary shares for each share of Mid Ocean Limited that it does not already own. On the date of the announcement EXEL owned 9.7 million, or 26.82 percent of the outstanding shares of the Company. The transaction is subject to the approval of shareholders of both companies, as well as certain regulatory approvals. The merger is expected to be completed by mid summer 1998.

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

         The Company's fiscal year end is October 31. Brockbank's fiscal year end is December 31. Brockbank's results of operations for the quarter and six months ended March 31, 1998 and 1997 are included in the Company's results of operations for the quarter and six months ended April 30, 1998 and 1997 respectively.

RESULTS OF OPERATIONS
SECOND QUARTER ENDED APRIL 30, 1998 COMPARED TO SECOND QUARTER ENDED APRIL 30, 1997.

($ millions)                                1998      % Change     1997
                                            ----      --------     ----
Net operating income
 (excluding net gain on investments)       $68.0         2.6%      $66.3
Net gains (losses) on investments           11.6          --        (3.4)
                                           -----       -----       -----
Net income                                 $79.6        26.5%      $62.9
                                           =====       =====       =====

         Net income for the quarter ended April 30, 1998 increased $16.7 million over the second quarter ended April 30, 1997 due primarily to a $15.0 million increase in net gains on investments. Net operating income increased $1.7 million to $68.0 million for the quarter ended April 30, 1998. There was relatively low loss activity in both quarters.

PREMIUMS

NET PREMIUMS WRITTEN        1998         % Change       1997
                           -------       --------      -------
($ millions)
Property catastrophe       $   7.5         (55.6)%     $  16.9
Property other                 9.5         (58.7)%        23.0
Marine & energy                5.6         115.4%          2.6
Aviation & satellite           0.0        (100.0)%         0.6
Corporate syndicates          86.2          13.4%         76.0
Other                          4.6            --          (2.9)
                           -------       -------       -------
Total                      $ 113.4          (2.3)%     $ 116.1
                           =======       =======       =======

NET PREMIUMS EARNED         1998        % Change        1997
                           -------       -------       -------
($ millions)

Property catastrophe       $  31.1         (11.1)%     $  35.0
Property other                19.6         (29.5)%        27.8
Marine & energy                7.7         (44.6)%        13.9
Aviation & satellite           8.4         (10.6)%         9.4
Corporate syndicates          53.5          33.7%         40.0
Other                          2.4         (48.9)%         4.7
                           -------       -------       -------
Total                      $ 122.8          (6.1)%     $ 130.8
                           =======       =======       =======

         The majority of premiums written by Mid Ocean Reinsurance renew on January 1. Approximately 40% of Brockbank's premiums renew on January 1 and are included in the Company's results for the quarter ended April 30, 1998.

         Net premiums written decreased $2.7 million or 2.3% in the second quarter of 1998 compared to the second quarter of 1997. This decline is due to a reduction of $12.9 million of net written premiums by Mid Ocean Reinsurance, which is partially offset by an increase of $10.2 million relating to the corporate syndicates.

         The decrease in net premiums written by Mid Ocean Reinsurance was due to several factors. There were several adjustments to premium estimates on proportional contracts written in prior underwriting years as a result of an update of information received from the ceding company and / or broker. These adjustments related mainly to the other property class of business. In addition, there were three proportional contracts which incepted on January 1, 1997 with a total premium of $5 million which were not recorded until the quarter end April 30, 1997 due to late negotiations on these contracts. The premium written on the renewal of these contracts in 1998 was recorded in the quarter end January 31, 1998. Premium rates continued to decline in a competitive pricing environment across most classes of business written. Also affecting the net premium written is that the majority of Mid Ocean Reinsurance's Japanese contracts renew on April 1, largely in the property catastrophe and other property classes, and on an exposure adjusted basis, premium rates in this market declined approximately 15-30% in 1998 as compared to 1997.

         The increase in net premiums written by the corporate syndicates is largely due to a 48% increase in underwriting capacity provided to these syndicates for the 1998 underwriting year as compared to the 1997 underwriting year.

         Premiums ceded during the second quarter 1998 were $43.4 million compared with $21.8 million in the second quarter 1997. The majority of this increase is attributable to the corporate syndicates in line with their increase in gross premiums written. Most of the reinsurance purchased by the corporate syndicates incepts on January 1, is placed with many different reinsurers and is purchased at much lower attachment points than that purchased by Mid Ocean Reinsurance.

         Net premiums earned during the second quarter 1998 decreased $7.9 million or 6.1% over the first quarter 1997. This decrease is due to a $21.5 million decrease relating to Mid Ocean Reinsurance partially offset by an increase for the corporate syndicates of $13.5 million. Both of these movements were due to decreases and increases in net premiums written by Mid Ocean Reinsurance and the corporate syndicates respectively as described above. In particular, the premium adjustments to net premiums written by Mid Ocean Reinsurance on contracts written in prior underwriting years have had a direct effect on net premiums earned where the underlying risk periods on these contracts have largely expired.

         Premiums written are earned over the underlying risk period of each contract, commencing at the inception of the contract. The majority of contracts have a risk period of one year; however, for many contracts it is longer and therefore analysis between classes of business written and earned in any one quarter or year is not always comparable.

INVESTMENT RESULTS                                   1998           % Change         1997
                                                     ----           --------         ----
($ millions)
Net investment income                               $28.0             10.7%          $25.3
Net gains (losses) on investments                    11.6                -            (3.4)

         The increases in net investment income resulted from the continued growth of the investment base and from the relatively higher returns. The investment portfolio, measured on a market value basis, yielded 6.4% for the second quarter 1998 compared with 6.3% in the second quarter 1997.

         The net unrealized market appreciation or depreciation attributable to securities held in the portfolio is included as a separate component of shareholders' equity. At April 30, 1998, shareholders' equity included unrealized appreciation of $14.2 million compared with $18.7 million at October 31, 1997. Total returns on investments, measured on a market value basis, were 1.78% in the second quarter 1998 compared to 0.73% in the second quarter of 1997
 . Net gains on investments were made in the second quarter 1998 due to the sale of securities during a period of increasing market values as opposed to losses on investment sales made in the second quarter 1997 when market values were declining.

OTHER REVENUE                                        1998              % Change         1997
                                                     ----              --------         ----
($ millions)
Exchange loss                                          $(1.4)            55.5%            $(0.9)
Managing agency income                                   3.6             12.5%              3.2
Other income                                             4.6             84.0%              2.5

         The exchange losses in the second quarters of 1998 and 1997 relate mainly to the British pound exchange rate movements and includes both realized and unrealized gains and losses on the revaluation of the Company's foreign currency assets and liabilities.

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

         Other income relates to commission and fee income from other insurance related services of Brockbank. The increase in other income for the second quarter 1998 over 1997 is mainly due to an increase in net premiums written by the corporate syndicates.

EXPENSES                               1998          1997
                                      ------        ------
Net loss and loss expense ratio         38.5%         43.6%
Underwriting expense ratio              31.1%         26.7%
                                      ------        ------
Combined ratio                          69.6%         70.3%
                                      ======        ======

           The combined ratio is computed based on the relationship of net losses and underwriting expenses to net earned premiums. The combined ratio is a principal indicator of underwriting performance, with less than 100% indicating an underwriting profit.

LOSS AND LOSS EXPENSES                   1998           1997
                                         ----           ----
($ millions)
Loss and loss expenses                $  61.1         $  63.7
Reinsurance recoveries                  (13.8)           (6.7)
                                      -------         -------
Net loss and loss expenses            $  47.3         $  57.0
                                      =======         =======

Net loss and loss expense ratio          38.5%           43.6%

         During the second quarter 1998, the Company's incurred net loss and loss expenses decreased $9.7 million over the second quarter 1997. This decrease is due to a decrease in losses incurred relating to Mid Ocean Reinsurance offset by an increase in losses incurred by the corporate syndicates. The decrease in the amount of net loss and losses incurred relating to Mid Ocean reinsurance is due to several factors. First, a reduction in the amount of net premiums earned in the second quarter 1998 over 1997 caused a decrease in the amount of incurred but not reported ("IBNR") loss reserves recorded as these are based upon initial expected loss ratios applied to net premiums earned. Second, there was a continued review and release of loss reserves established on business written in prior years. Mid Ocean Reinsurance has relied upon and consistently applied the Bornhuetter-Ferguson incurred loss actuarial method for estimating its loss reserves. Due to a relatively low level of losses as compared to historical experience, actual losses have not developed in accordance with initial estimates made by management. This has resulted in the release of loss reserves of net losses incurred for Mid Ocean Reinsurance. There were no significant catastrophic events during the second quarter 1998 and 1997.

         The increase in the amount of losses incurred relating to the corporate syndicates is due to the increase in the amount of net premiums earned by them in the second quarter 1998 over 1997. Business written by the corporate syndicates has loss experience which is expected to be higher in frequency but lower in severity than Mid Ocean Reinsurance.

         Reinsurance recoveries have increased from $6.7 million to $13.8 million in 1998, and is due to the corporate syndicates who have purchased more reinsurance than the prior year. The increase in net premiums earned by the corporate syndicates generally results in an increase in gross losses incurred and this in turn has increased the amount of reinsurance recoveries recorded.

         The net loss and loss expense ratio for the second quarter 1998 was 38.5% compared to 43.6% for the second quarter 1997. This is mainly due to a reduction in the loss ratio on the Mid Ocean Reinsurance book of business relating to the release of loss reserves described above. Loss ratios tend to be higher for the corporate syndicates than Mid Ocean Reinsurance, especially in periods where there is an absence of major catastrophic events.

         Net loss reserves amounted to $527.9 million and $479.2 million at April 30, 1998 and October 31, 1997 respectively. Included in this amount are net reserves for IBNR losses of $332.3 million and $351.0 million respectively.

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

UNDERWRITING EXPENSES

ACQUISITION EXPENSES AND RATIO:        1998           1997
                                      -------        -------
($ millions)
Acquisition expenses                  $  20.0        $  21.8
Acquisition expense ratio                16.2%          16.7%

         The $ 1.8 million decrease in acquisition expenses in the second quarter 1998 over 1997 is due to a decreased amount of net earned premiums. Acquisition expenses include brokerage, commissions, taxes and other expenses and are expensed over the same underlying risk periods as the premiums to which they relate. The slight decrease in the acquisition expense ratio is attributable to a decrease in the acquisition expense of one of the corporate syndicates.

OPERATIONAL EXPENSES AND RATIO:        1998           1997
                                      -------        -------
($ millions)
Operational expenses                  $  18.3        $  13.2
Operational expense ratio                14.9%          10.1%

            The $5.1 million or 38.6% increase in operational expenses in second quarter 1998 over 1997 is largely due to an increase in the goodwill amortization charge associated with the completion of the acquisition of Brockbank in August 1997 together with the growth of operations at Brockbank.

         The increase in the operational expenses ratio is the result of the increase in the Company's operational expenses against a lower amount of net premiums earned in the second quarter 1998 compared to the second quarter 1997.

OTHER EXPENSES                        1998           % Change         1997
                                      ----           --------         ----
($ millions)
Managing agency expenses              $1.8              5.9%           $1.7
Income taxes                          $2.2             83.3%           $1.2

         Managing agency expenses are the costs of operating the Brockbank managing agency after an allocation of these costs has been made to the syndicates under management.

         Income taxes represent estimated income taxes in the United Kingdom for Brockbank and Mid Ocean Reinsurance's London branch operations. The increase for the quarter end April 30, 1998 over 1997 is due to increased profits of these entities.

RESULTS OF OPERATIONS
SIX MONTHS ENDED APRIL 30, 1998 COMPARED TO SIX MONTHS ENDED APRIL 30, 1997.

($ millions)                                1998       % Change       1997
                                           -------       -------     -------
Net operating income
 (excluding net gain on investments)       $ 117.5           1.6%    $ 115.6
Net gains (losses) on investments             25.9            --        (0.7)
                                           -------       -------     -------
Net income                                 $ 143.4          24.8%    $ 114.9
                                           =======       =======     =======

         Net income for the six months ended April 30, 1998 increased $28.9 million over the six months ended April 30, 1997 due primarily to a $26.6 million increase in net gains on investments. Net operating income increased $1.9 million to $117.5 million for the six months April 30, 1998. There was relatively low loss activity in both periods.

PREMIUMS

NET PREMIUMS WRITTEN                        1998       %  Change      1997
                                           -------       -------     -------
($ millions)
Property catastrophe                       $  76.6         (32.4)%   $ 113.3
Property other                                68.2         (13.8)%      79.1
Marine & energy                               34.4         (14.4)%      40.2
Aviation & satellite                          30.4          (5.6)%      32.2
Corporate syndicates                         133.5          37.5%       97.1
Other                                         19.4         351.2%        4.3
                                           -------       -------     -------
Total                                      $ 362.5          (1.0)%   $ 366.2
                                           =======       =======     =======


NET PREMIUMS EARNED                           1998       % Change       1997
                                           -------       -------     -------
($ millions)

Property catastrophe                       $  65.2          (5.1)%   $  68.7
Property other                                34.3         (33.5)%      51.6
Marine & energy                               16.2         (40.9)%      27.4
Aviation & satellite                          16.7          (8.2)%      18.2
Corporate syndicates                         107.1          63.5%       65.5
Other                                          6.3         (14.9)%       7.4
                                           -------       -------     -------
Total                                      $ 245.8           2.9%    $ 238.8
                                           =======       =======     =======

         Net premiums written decreased $3.7 million or 1.0% in the six months of 1998 compared to the six months of 1997. This slight decline is due to a reduction of $40.1 million of net written premiums by Mid Ocean Reinsurance, which is partially offset by an increase of $36.4 million relating to the corporate syndicates.

         The majority of premiums written by the Company renew on January 1. The decrease in net premiums written by Mid Ocean Reinsurance was due to a continual decline, since 1995, in premium rates in most markets and across most classes of business it writes. This decline is due to a competitive pricing environment which has been caused by an increase in supply of reinsurance capacity available and an absence of significant loss activity. In addition, in the first quarter 1997 there was a premium of $ 12.9 million on a contract which was written covering a two year period with no comparable premium in 1998.

         The increase in net premiums written by the corporate syndicates is due to a 48% increase in underwriting capacity provided to these syndicates for the 1998 underwriting year as compared to the 1997 underwriting year.

         Premiums ceded during the six months of 1998 were $55.9 million compared with $31.5 million in the six months of 1997. The majority of this increase relates to the corporate syndicates who purchase reinsurance at much lower attachment points and in larger amounts than Mid Ocean Reinsurance. The increase is in line with the increase in gross premiums written by the corporate syndicates in 1998 and 1997.

         Net premiums earned for the six months of 1998 increased $6.9 million or 2.9% over the six months of 1997. This increase is due to a $41.6 million increase relating to the corporate syndicates partially offset by a decrease for Mid Ocean Reinsurance of $34.7 million. These movements in net premiums earned by Mid Ocean Reinsurance and the corporate syndicates is due to the movements in net premiums written for each entity as described above.

INVESTMENT RESULTS                          1998       % Change       1997
                                           -------       -------     -------
($ millions)
Net investment income                      $  54.4          10.6%    $  49.2
Net gains (losses) on investments             25.9           - %        (0.7)

         The increases in net investment income resulted from the continued growth of the investment base and from the relatively higher returns. The investment portfolio, measured on a market value basis, yielded 6.4% for the six months of 1998 compared with 6.3% in the six months of 1997. Net investment gains recorded in the six months of 1998 were due to sales of securities where there has been an increase in market values. Net investment losses in the six months of 1997 is due to losses made in the second quarter 1997 during a period of declining market values.

OTHER REVENUE                               1998       % Change       1997
                                           -------       -------     -------
($ millions)

Exchange loss                              $  (4.0)           -%     $  (7.8)
Managing agency income                         7.2          12.5%        6.4
Other income                                   6.3          80.0%        3.5

         The exchange loss in the six months of 1998 and 1997 relate mainly to the British pound exchange rate movements and includes both realized and unrealized gains and losses on the revaluation of the Company's foreign currency assets and liabilities. Approximately 80% of the Company's net premium written is denominated in US dollars.

         Managing agency income increased 12.5% to $7.2 million for the six months 1998 as compared to 1997 due mainly to an increase in estimated profit commission earned by the managing agency from the Lloyds underwriting syndicates in manages.

         Other income relates to fee and commission income from other insurance related services of Brockbank. The increase in other income by 80% to $6.3 million is mainly due to the increase in net premiums written by the corporate syndicates.

EXPENSES                               1998           1997
                                      -------        -------
Net loss and loss expense ratio          44.6%          45.4%
Underwriting expense ratio               30.2%          25.6%
                                      -------        -------
Combined ratio                           74.8%          71.0%
                                      =======        =======

           The combined ratio is computed based on the relationship of net losses and underwriting expenses to net earned premiums. The combined ratio is a principal indicator of underwriting performance, with less than 100% indicating an underwriting profit.

LOSS AND LOSS EXPENSES                 1998           1997
                                      -------        -------
($ millions)
Loss and loss expenses                $ 129.8        $ 120.9
Reinsurance recoveries                  (20.2)         (12.5)
                                      -------        -------
Net loss and loss expenses            $ 109.5        $ 108.4
                                      =======        =======

Net loss and loss expense ratio          44.6%          45.4%

         During the six months of 1998 the Company's incurred net loss and loss expenses increased $8.8 million over the six months of 1997. This increase is due to an increase in the losses incurred relating to the corporate syndicates partially offset by a decrease in losses incurred by Mid Ocean Reinsurance. The increase in the losses incurred relating to the corporate syndicates is due to the increase in the amount of net premiums earned by them in 1998 over 1997. Business written by the corporate syndicates is expected to have loss experience which is higher in frequency but lower in severity than Mid Ocean Reinsurance.

         The decrease in the amount of losses incurred by Mid Ocean Reinsurance is due to a reduction in the amount of net premiums earned in 1998 over 1997 together with a release of loss reserves established on business written in prior years. Mid Ocean reinsurance has relied upon and consistently applied the Bornhuetter-Ferguson incurred loss actuarial method for estimating its loss reserves. Due to a relatively low level of losses as compared to historical experience, actual losses have not developed in accordance with initial estimates made by management. This has resulted in the release of loss reserves and reduction in the amount of net losses incurred for Mid Ocean Reinsurance. There were no significant catastrophic events during 1998 and 1997.

         The net loss and loss expense ratio for the six months ended April 30, 1998 was 44.6%
compared to 43.6% for the six months of 1997. This is mainly due to a reduction in the loss ratio on the Mid Ocean Reinsurance book of business relating to the release of loss reserves described above.

UNDERWRITING EXPENSES

ACQUISITION EXPENSES AND RATIO:         1998           1997
                                      -------        -------
($ millions)
Acquisition expense                   $  40.0        $  38.5
Acquisition expense ratio                16.3%          16.1%

         The $ 1.5 million increase in acquisition expenses in the six months of 1998 over 1997 is due to the increase in the company's net earned premiums. Acquisition expenses include brokerage, commissions, taxes and other expenses and are expensed over the same underlying risk periods as the premiums to which they relate.

OPERATIONAL EXPENSES AND RATIO:        1998           1997
                                      -------        -------
($ millions)
Operational expenses                  $  34.3        $  22.6
Operational expense ratio                14.0%           9.5%

         The $11.7 million or 51.8% increase in operational expenses in six months of 1998 compared to 1997 is due to an increase in the goodwill amortization charge associated with the completion of the acquisition of Brockbank in August 1997 together with the growth of the Brockbank operations. The increase in the operational expense ratio for 1998 over 1997 is due to the fact that the increase in the amount of operational expenses was greater than the increase in the Company's net earned premiums.

OTHER EXPENSES                              1998        % Change      1997
                                           -------       -------     -------
($ millions)
Managing agency expenses                   $   3.6         111.8%    $   1.7
Income taxes                               $   4.8          50.0%    $   3.2

         The increase in managing agency expenses in the six months of 1998 over 1997 is due to reduction of approximately $1.1 million in 1997 relating to a change in the allocation of a staff cost between that portion charged to the managing agency and that portion allocated to the syndicates under management at Brockbank. In previous quarters, this cost had all been charged to the managing agency.

         The increase in income tax expense in 1998 over 1997 is due to increased profits of both Brockbank and Mid Ocean Reinsurance's London branch.

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

         At April 30, 1998, shareholders' equity was $1,451.8 million, of which $689.7 million was retained earnings.

         At April 30, 1998, the Company held $209.7 million of cash and cash equivalents compared with $122.8 million at October 31, 1997. The Company's consolidated sources of funds consist primarily of net premiums written, investment income, and the proceeds from sales and maturities of investments. Funds are used primarily to pay claims, operating expenses and dividends and for the purchase of investments. Net cash flow provided by operating activities was $173.7 million in the six months of 1998 compared with $134.7 million in the six months of 1997. The increase is mainly due to the receipt of funds relating to the operating activities of Brockbank. The Company is unable to predict its cash outflows as they will be substantially determined by loss payments and particularly large catastrophes if they occur. As a consequence, cash flow may fluctuate between individual fiscal quarters and years.

         Primarily due to the potential for large loss payments, the Company's investment portfolio is structured to provide a high level of liquidity to meet its obligations. At April 30, 1998, the investment portfolio, measured at fair value, including accrued investment income, trades pending settlement and cash and cash equivalents, was $1,822.1 million compared with $1,693.5 million at October 31, 1997. The portfolio is presently made up of fixed maturities, equity securities, short-term investments and cash and cash equivalents. At April 30, 1998 83.0% and October 31, 1997, 84.7% of the fair value of debt securities held was in U.S. Government securities or in obligations rated A or better by Moody's Investors Service Inc. or Standard & Poor's Corporation. The Company presently has no investments in real estate or mortgage loans.

         The Company has committed to invest up to $18.7 million, principally as a special limited partner, in The Trident Partnership L.P., a limited partnership organized for investment in the insurance industry. At April 30, 1998, the investment in Trident was $5.0 million compared with $5.7 million at October 31, 1997.

         In connection with the completion of the acquisition of Brockbank in August 1997, the Company has issued loan notes and the value outstanding at April 30, 1998 was $ 10.7 million. Interest is payable on these notes semi-annually at a rate of 0.5% below LIBOR. These loan notes are redeemable at the option of the holder under various conditions and any loan notes outstanding at June 30, 2003 will be redeemed in full at par. The semi-annual LIBOR rate at April 30, 1998 was 5.8%.

         In 1997, the Company obtained multi-currency committed lines of credit provided by a syndicate of nine major international banks led by Chase Manhattan Bank, N.A., which provides for unsecured borrowing up to an aggregate amount of $200 million subject to certain conditions. There has been no drawdown on these facilities.

         Under the terms of certain reinsurance contracts, Mid Ocean Reinsurance is required to provide letters of credit to reinsureds in respect of loss reserves and/or unearned premiums. Mid Ocean Reinsurance has a facility of approximately $ 263.3 million provided for the issuing of letters of credit. This facility is secured by a lien on a portion of Mid Ocean Reinsurance's investment portfolio. At April 30, 1998 Mid Ocean Reinsurance had provided letters of credit amounting to $235.0 million compared with $187.9 million at October 31, 1997. Included in this amount is the funding for the capital requirements of the two dedicated corporate syndicates of $162.6 million at April 30, 1998 compared to $ 109.0 million at October 31, 1997.

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

Year 2000

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

         Due to the fact that the Company is only five years old, most of its systems and system related operations are on newer platforms requiring adjustments, updates, etc. that are not significant. The cost of such changes are estimated to be about $300,000 in 1998 and a lesser amount in 1999 for a total cost estimated to be approximately $500,000. Such amounts are not considered to be material to the Company.

         The Company does not believe that year 2000 related areas for which the Company has direct control over will have a material impact on the Company or its operations. However, no assurance can be given to the degree of impact on the Company or its operations caused by third parties despite the Company's best efforts to obtain assurances from such third parties.

                            PART II OTHER INFORMATION

                                MID OCEAN LIMITED

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders, held March 5, 1998, the following actions were taken:

         a. The stockholders duly elected the following nominees as Class II Directors by over 99% of the votes cast:

                  Sir Brian Corby
                  Robert R. Glauber
                  Paul Jeanbart

Class I Directors will serve until the 2000 Annual Meeting of Stockholders. Class II Directors will serve until the the 2001 Annual Meeting. Class III Directors will serve until the 1999 Annual Meeting.


       b. The stockholders appointed KPMG Peat Marwick, Bermuda, to act as the independent auditors of the Company for the fiscal year ending October 31, 1998 by over 99% of the votes cast.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


a.       Exhibit II - Computation of Earnings per share.

b.       Reports on Form 8-K

         The Company filed a current report on Form 8-k dated April 28, 1998 with respect to the announcement made on March 16, 1998 that EXEL Limited ("EXEL") and the Company have signed a definitive agreement to Merge. On April 29, 1998, EXEL and the Company entered into an Amended and Restated Agreement and Scheme of Arrangement to include a voluntary cash election feature involving an amount up to $300 million in the aggregate. Copies of the agreement were filed as an exhibit and incorporated by reference with the Form 8-K report.

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






Date : June 12, 1998