Form 10-K/A
period 1997-10-31
MID OCEAN LTD
filed 1998-06-26
CIK 906247

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K/A
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended OCTOBER 31, 1997

       [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-14336

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]  No [__]

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

Portions of the Registrant's Registration Statement on Form S-1 (File No. 33-63298) are incorporated by reference in Part I of this Form 10-K.

INDEX


PART I                                                                      PAGE
--------------------------------------------------------------------------------

Item 1   Business.........................................................     1
Item 2   Properties.......................................................    13
Item 3   Legal Proceedings................................................    13
Item 4   Submission of Matters to a Vote of Security Holders..............    13



PART II
--------------------------------------------------------------------------------

Item 5   Market for the Registrant's Common Equity and Related Stockholder
         Matters..........................................................    14
Item 6   Selected Financial Data..........................................    16
Item 7   Management's Discussion and Analysis of Results of Operations
         and Financial Condition..........................................    16
Item 8   Financial Statements and Supplementary Data......................    16
Item 9   Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure.............................................    16



PART III
--------------------------------------------------------------------------------

Item 10  Directors and Executive Officers of the Registrant...............    16
Item 11  Executive Compensation...........................................    16
Item 12  Security Ownership of Certain Beneficial Owners and Management...    16
Item 13  Certain Relationships and Related Transactions...................    16



PART IV
--------------------------------------------------------------------------------

Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K..    17



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

For the years ended October 31, 1997, 1996 and 1995, the Company reported net premiums written of $505.5 million, $525.7million and $435.0 million respectively. The following table sets forth the Company's net premiums written by lines of business:


($ in millions)                  1997                  1996                  1995
                           -------------------------------------------------------------
                              Net                   Net                   Net
                         Premiums    Percent   Premiums    Percent   Premiums    Percent
                          Written   of Total    Written   of Total    Written   of Total
                           -------------------------------------------------------------
Property Catastrophe       $146.1       28.9%    $162.5       30.9%    $204.4       47.0%
Other Property               93.4       18.5%     131.8       25.1%     127.0       29.2%
Marine and Energy            40.7        8.0%      53.3       10.1%      59.3       13.6%
Aviation and Satellite       37.6        7.4%      38.2        7.3%      32.6        7.5%
Corporate syndicates        181.3       35.9%     125.6       23.9%        --         -%
Other                         6.4        1.3%      14.3        2.7%      11.7        2.7%
                           ------     ------     ------     ------     ------     ------
Total                      $505.5      100.0%    $525.7      100.0%    $435.0      100.0%
                           ------     ------     ------     ------     ------     ------

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


($ in millions)                          1997                  1996                  1995
                                   -------------------------------------------------------------
                                      Net                   Net                   Net
                                 Premiums    Percent   Premiums    Percent   Premiums    Percent
                                  Written   of Total    Written   of Total    Written   of Total
                                   -------------------------------------------------------------
   Geographic Area:
   United States (1)               $ 77.6       58.6%    $ 74.1       51.4%    $ 87.1       49.2%
   United Kingdom                    15.5       11.7%      19.4       13.5%      25.5       14.4%
   Japan                              8.7        6.6%      12.3        8.5%      18.8       10.6%
   Worldwide                          8.3        6.3%       4.8        3.3%       8.5        4.8%
   Continental Europe                 7.2        5.4%      11.0        7.6%      11.6        6.6%
   Australasia                        8.5        6.4%      13.1        9.1%      14.4        8.2%
   Caribbean                          4.5        3.4%       5.4        3.7%       6.2        3.5%
   Other                              2.2        1.6%       4.0        2.9%       4.9        2.7%
                                   ------     ------     ------     ------     ------     ------
   Sub-Total                        132.5        100%     144.1        100%     177.0        100%
                                              ------                ------                ------
Retrocessions                        13.6                  18.4                  27.4
                                   ------                ------                ------
Total Property Catastrophe         $146.1                $162.5                $204.4
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

CORPORATE SYNDICATES

Brockbank has two wholly owned subsidiary companies who each solely provide capital to support the underwriting of two dedicated Lloyds syndicates, known as the corporate syndicates. Brockbank also has two wholly owned subsidiary companies that are Lloyds managing agencies who provide underwriting and administrative services to five syndicates that they manage. Two of the syndicates they manage are the corporate syndicates and the other three syndicates have capital provided by non related, third parties, known as Names. Premiums are written by the corporate syndicates in parallel alongside the other syndicates managed by Brockbank and the underwriting split is determined annually based upon each syndicates respective capital or capacity available.

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

The following table sets forth the percentage of the Company's business placed in the years ended October 31, 1997, 1996 and 1995 through each broker and its affiliates placing more than 10% of the Company's gross premiums written:


Name (4)                                              Year Ended          Year Ended          Year Ended
                                                October 31, 1997    October 31, 1996    October 31, 1995
                                                ----------------    ----------------    ----------------
J&H Marsh and McLennan, Incorporated (1) (3)               21.3%               25.5%               40.9%
Aon Corporation (2) (3)                                    13.0%               13.1%               13.5%
Willis Corroon Group                                       11.1%                8.6%               6.71%

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

The Company establishes reserves for incurred but not reported losses ("IBNR"). In determining the IBNR portion of loss and loss expenses for the year, the Company classifies the business written into segments that could reasonably be expected to have similar loss characteristics. Reporting patterns and initial expected loss ratios are developed based upon available industry data, actual experience, knowledge of the business written by the Company and general market trends in the reinsurance industry. The Company has relied on and consistently applied the Bornhuetter-Ferguson incurred loss actuarial method for estimating its loss reserves. Due to a relatively low level of losses as compared to historical industry experience, actual losses have not developed in accordance with initial estimates made by management. This has resulted in the favorable loss development and the release of loss reserves established in prior years. The Company employs its own actuaries who develop the IBNR loss reserves. In addition, Mid Ocean Reinsurance's IBNR loss reserves undergo a review by independent consulting actuaries.

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

The Company invests in both fixed maturity and equity securities. At October 31, 1997, total investments available for sale were $1,546.8 million, of which $23.5 million or 1.5% were in equity securities and $1,523.3 million or 98.5% were in fixed maturities. At October 31, 1996, the Company did not hold any equity securities. Total returns, measured on a market value basis, for the year ended October 31, 1997 were 14.2% on equity securities and 8.2% on fixed maturities. Total returns for the year ended October 31, 1996 were 5.9%.

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

The Company's ability to pay dividends is subject to certain regulatory restrictions on the payment of dividends by its subsidiaries. The Company relies primarily on cash dividends from Holdings which relies on dividends from direct and indirect subsidiaries. The payment of such dividends is restricted by applicable law including Bermuda and United Kingdom insurance law and regulations, including those promulgated by the Society of Lloyds. Mid Ocean Reinsurance's statutory capital and surplus was approximately $1,200,000 at October 31, 1997 and the minimum required statutory capital and surplus was approximately $162,000 at October 31, 1997. Currently there are no effective statutory restrictions on the payments of dividends from retained earnings by Mid Ocean Reinsurance or the Company as the minimum required statutory capital and surplus is satisfied by share capital and additional paid-in-capital.

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

Brockbank is required to deposit funds in the United States to cover a proportion of its gross liabilities for certain US based risks. At October 31, 1997 and 1996, $15.3 million and $2.0 million respectively, was held on deposit in the United States to cover such liabilities.

United Kingdom

London Branch Office

The United Kingdom Department of Trade and Industry ("DTI") regulates reinsurance entities that are "effecting and carrying on" insurance business in the United Kingdom. Mid Ocean Reinsurance, through its London branch, "effects and carries on" business in the United Kingdom and is therefore regulated by the DTI.

Mid Ocean Reinsurance is required to maintain a margin of solvency and prepare a global return to the DTI. These DTI regulations do not restrict payment of dividends by Mid Ocean Reinsurance or the Company.

The DTI requires all insurance entities to prepare an annual audited return to be submitted in accordance with the Insurance Companies Act 1982 and to maintain a minimum solvency margin, based on a number of methods, throughout the year. The annual returns filed with the DTI include the results of Mid Ocean Reinsurance and its branch operations in London and Singapore. There are no specific requirements relating to risk based capital or other financial ratios.

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

All Lloyds managing agencies must comply with Lloyds' Underwriting Agents Bye-laws which requires solvency margins to be maintained based upon the levels of share capital and net assets.

Profits of the corporate syndicates for any one underwriting year cannot be distributed until after the year of account "closes", which is normally three years after it commences, in accordance with Lloyds Agency Agreement Bye-laws and Syndicates Accounting Bye-laws.

Currently, the above regulations would not effectively restrict Brockbank or the Company from the payment of dividends.

The Lloyd's Act of 1982 generally restricts certain direct or indirect equity cross-ownership between a Lloyd's broker and a Lloyd's managing agent.

Singapore

The Monetary Authority of Singapore ("MAS") regulates reinsurance entities operating in Singapore in accordance with the Insurance Act (CAP.142) and related regulations. Mid Ocean Reinsurance's Singapore branch is regulated by the MAS, which includes quarterly reporting and solvency margins to be maintained but which do not restrict payment of dividends by Mid Ocean Reinsurance or the Company. Quarterly and annual audited returns must be filed and in addition, margins of solvency must be maintained for both Singapore and offshore business based on certain calculations. The return is based upon the Singapore branch results.

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

While there can be no assurance, the Company does not believe 20% or more of the gross insurance income of its insurance and reinsurance subsidiaries for fiscal 1997 constituted RPII and does not anticipate that 20% or more of its insurance and reinsurance subsidiaries gross insurance income in future taxable years will constitute RPII. For a more detailed discussion of RPII and other tax matters pertaining to an investment in the Company's Ordinary Shares, reference is hereby made to the section entitled "Certain Tax Considerations" in the Company's Registration Statement on Form S-1 (File No. 33-63298), shown in
Exhibit 99-1.

Cayman Islands

Under current Cayman Islands law, the Company is not required to pay any taxes in the Cayman Islands on either income or capital gains. The Governor in Council has issued an undertaking that the Company will be exempted from Cayman Islands income or capital gains tax until the year 2013.

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

S&P ratings are broadly divided into two categories: 'secure' and 'vulnerable'. Rating categories from 'AAA' to 'BBB' are classified as 'secure' and are used to indicate insurers whose financial capacity to meet policyholder obligations is viewed on balance as sound. Rating categories from 'BB' to 'CC' are classified as 'vulnerable' and are used to indicate insurers whose financial capacity to meet policyholder obligations is viewed as vulnerable to adverse economic and underwriting conditions. The Company's AA rating is classified as excellent financial security with the capacity to meet policyholder obligations is strong under a variety of economic and underwriting conditions.

A.M. Best ratings are also broadly divided into two categories: 'secure' and 'vulnerable'. Rating categories from 'A++' to 'B+' are classified as 'secure' and are used to indicate insurers whose financial strength, operating performance and marked profile ranges from superior to very good and whose ability to meet their ongoing obligations to policyholders ranges from very strong to good. Rating categories from 'B' to 'D' are classified as 'vulnerable' and are used to indicate insurers whose financial strength, operating performance and market profile range from fair to poor and whose current obligations to policy holders range from ability to meet to may not have an ability to meet. There are also three additional ratings; 'E' for under regulatory supervision, 'F' for in liquidation and 'S' for rating suspended. The Company's A+ rating is classified as superior which is assigned to companies which have, on balance, superior financial strength, operating performance and market profile and have a very strong ability to meet their ongoing obligations to policyholders.

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


                                             High                       Low
                                             ----                       ---
1996
          First Quarter                     $41.625                   $35.563
         Second Quarter                      42.000                    35.625
          Third Quarter                      42.625                    35.500
         Fourth Quarter                      48.125                    39.625

                                             High                       Low
                                             ----                       ---
1997
          First Quarter                     $53.750                   $47.000
         Second Quarter                      51.125                    45.250
          Third Quarter                      60.500                    44.500
         Fourth Quarter                      64.875                    56.437

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

2.       Financial Statement Schedules

         Schedule    I        Consolidated Summary of Investments
                     III      Supplementary Insurance Information
                     IV       Reinsurance

         Other Schedules have been omitted as they are not applicable to the Company.

3.       Exhibits

3.1      -    Memorandum of Association of the Company (incorporated by
              reference from the Company's Registration Statement on Form S-1
              (File No. 33-63298) (the "Registration Statement").

3.2      -    Articles of Association of the Company (incorporated by reference from the Registration Statement).

4.1      -    Rights Agreement, dated September 12, 1996, between Mid Ocean
              Limited and the Bank of New York, as Rights Agent (incorporated by reference from the Company's Report on Form 8-K filed September
              12, 1996).

10.01    -    1993 Long-Term Incentive and Share Award Plan (incorporated by reference from the Registration Statement).

10.02    -    Letter of Credit Facility and Security Agreement (incorporated by reference from the Registration Statement).

10.03    -    Investment Management Agreement, dated as of November 1, 1993 between Brinson Partners Inc and Mid Ocean (incorporated by reference to the Company's Form 10-K for the year ended October
              31, 1993)

10.04    -    Investment Management Agreement, dated as of November 1, 1993 between Warburg Asset Management and Mid Ocean Reinsurance
              (incorporated by reference to the Company's Form 10-K for the year ended October 31, 1993).

10.05    -    Employment Agreement (amended and restated as of August 19, 1996)
              between Michael A. Butt and Mid Ocean Reinsurance Company Ltd. and
              Mid Ocean Limited (incorporated by reference to the Company's Form
              10-K for the year ended October 31, 1996).

10.06    -    Service Agreement (amended and restated as of August 19, 1996)
              between Robert J. Newhouse Jr. and Mid Ocean Reinsurance Company
              Ltd. and Mid Ocean Limited (incorporated by reference to the Company's Form 10-K for the year ended October 31, 1996).

10.07    -    Employment Agreement (amended and restated as of August 19, 1996)
              between Henry C. V. Keeling and Mid Ocean Reinsurance Company Ltd.
              (incorporated by reference to the Company's Form 10-K for the year ended October 31, 1996).

10.08    -    Employment Agreement (amended and restated as of August 19, 1996)
              between Charles F. Hays and Mid Ocean Reinsurance Company Ltd. and
              Mid Ocean Limited (incorporated by reference to the Company's Form
              10-K for the year ended October 31, 1996).

11.1     -    Statement of Computation of Earnings Per Share for the fiscal years ended October 31, 1997, 1996 and 1995.

13.1     -    Pages 14 - 51 of the Mid Ocean Limited 1997 Annual Report to
              Shareholders.

21.1     -    List of subsidiaries of the Registrant.

23.1     -    Consent of  KPMG Peat Marwick.

24.1     -    Powers of Attorney

27.1     -    Financial Data Schedule (incorporated herein by reference to the
              Company's Form 10-K for the year ended October 31, 1997).

99-1     -    Extracts from the Company's Registration statement on Form S-1
              (file No. 33-63298) concerning taxation of the Company and Mid
              Ocean.


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







KPMG PEAT MARWICK
Hamilton, Bermuda
November 21, 1997

                             SUPPLEMENTAL SCHEDULE I

                       CONSOLIDATED SUMMARY OF INVESTMENTS



                                OCTOBER 31, 1997
                            (US DOLLARS IN MILLIONS)

                                                     COST OR                AMOUNT AT WHICH
                                                    AMORTIZED      FAIR      SHOWN IN THE
                                                      COST(1)      VALUE     BALANCE SHEET
                                                     --------     --------     --------
TYPE OF INVESTMENT

Fixed Maturities:

         US government and government agencies
         and authorities                             $  305.1     $  308.2     $  308.2
         Taxable municipal bonds                         22.5         23.1         23.1
         Corporate Bonds                                447.1        452.8        452.8
         Non-US sovereign governments                   248.7        251.7        251.7
         Asset-backed securities                        427.6        431.6        431.6
         Mortgage-backed securities                      33.4         34.8         34.8
                                                     --------     --------     --------
Total fixed maturities                                1,484.4      1,502.2      1,502.2

Short-term investments                                   21.1         21.1         21.1

Equity securities:
         Industrial, miscellaneous and all other         22.4         23.5         23.5
                                                     --------     --------     --------
Total Investments                                    $1,527.9     $1,546.8     $1,546.8
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

                                                                    SCHEDULE III


                                MID OCEAN LIMITED


                       SUPPLEMENTARY INSURANCE INFORMATION


                         OCTOBER 31, 1997, 1996 AND 1995
                            (US DOLLARS IN MILLIONS)




                                                     Losses,                                                        Amortization
                                     Deferred      Claims and                              Net        Losses and    of Deferred
                                    Acquisition      Claim       Unearned    Premium    Investment    Settlement    Acquisition
Year Ended                             Costs        Expenses     Premiums    Revenue      Income       Expenses        Costs
October 31, 1997
Property and Liability Insurance      $ 45.9         $497.0       $321.8      $486.7      $103.4        $216.2         $ 85.9

October 31, 1996
Property and Liability Insurance      $ 42.6         $427.7       $303.3      $436.1      $ 83.3        $211.9         $ 70.1

October 31, 1995
Property and Liability Insurance      $ 22.8         $336.1       $206.3      $379.4      $ 73.8        $198.6         $ 53.4


                                      Other
                                    Operating    Premiums
Year Ended                          Expenses     Written
October 31, 1997
Property and Liability Insurance     $ 54.0       $505.5

October 31, 1996
Property and Liability Insurance     $ 34.4       $525.7

October 31, 1995
Property and Liability Insurance     $ 17.3       $435.0

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

MID OCEAN LIMITED


By: /s/ Charles Hays
    -----------------------
    Charles F. Hays
    Senior Vice President, Chief Financial
    & Administrative Officer (Principal
    Financial and Accounting Officer)

June 26, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


      Signatures                      Title                                 Date
      ----------                      -----                                 ----
          *
-----------------------
Robert J. Newhouse, Jr.      Chairman of the Board                    June 26 , 1998


/s/ Michael Butt
-----------------------
Michael A. Butt              President & Chief Executive Officer      June 26, 1998
                             (Principal Executive Officer)

          *
-----------------------
Frank J. Borelli             Director                                 June 26, 1998


          *
-----------------------
Sir Brian Corby              Director                                 June 26, 1998

          *
-----------------------
Geoffrey Elliott             Director                                 June 26, 1998


          *
-----------------------
Michael P. Esposito, Jr.     Director                                 June 26, 1998



          *
-----------------------
Robert R. Glauber            Director                                 June 26, 1998

          *
-----------------------
Henry U. Harder              Director                                 June 26, 1998

          *
-----------------------
Paul Jeanbart                Director                                 June 26, 1998


          *
-----------------------
Roberto Mendoza              Director                                 June 26, 1998


          *
-----------------------
Brian O'Hara                 Director                                 June 26, 1998

          *
-----------------------
John Pasquesi                Director                                 June 26, 1998


          *
-----------------------
Henry H. Peters              Director                                 June 26, 1998


          *
-----------------------
Jeffrey S. Tabak             Director                                 June 26, 1998


          *
-----------------------
Frank J. Tasco               Director                                 June 26, 1998


*By: /s/ Charles Hays
    -------------------
     Charles F. Hays
     Attorney in Fact