Form 10-Q/A
period 1998-04-30
MID OCEAN LTD
filed 1998-06-26
CIK 906247

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q/A

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

RESULTS OF OPERATIONS
SECOND QUARTER ENDED APRIL 30, 1998 COMPARED TO SECOND QUARTER ENDED APRIL 30, 1997.

($ millions)                                            1998           % Change           1997
                                                        ----           --------           ----
Net operating income
 (excluding net gain on investments)                   $68.0              2.6%            $66.3
Net gains (losses) on investments                       11.6               -               (3.4)
                                                       -----             ----             -----
Net income                                             $79.6             26.5%            $62.9
                                                       =====             ====             =====

         Net income for the quarter ended April 30, 1998 increased $16.7 million over the second quarter ended April 30, 1997 due primarily to a $15.0 million increase in net gains on investments. Net operating income increased $1.7 million to $68.0 million for the quarter ended April 30, 1998. There was relatively low loss activity in both quarters.

PREMIUMS

NET PREMIUMS WRITTEN         1998        %  Change       1997
                             ----        ---------       ----
($ millions)
Property catastrophe       $    7.5       (55.6)%     $   16.9
Property other                  9.5       (58.7)%         23.0
Marine & energy                 5.6       115.4%           2.6
Aviation & satellite            0.0      (100.0)%          0.6
Corporate syndicates           86.2        13.4%          76.0
Other                           4.6         --            (2.9)
                           --------        ----       --------
Total                      $  113.4        (2.3)%     $  116.1
                           ========        ====       ========


NET PREMIUMS EARNED          1998       % Change       1997
                             ----       --------       ----
($ millions)
Property catastrophe       $   31.1      (11.1)%     $   35.0
Property other                 19.6      (29.5)%         27.8
Marine & energy                 7.7      (44.6)%         13.9
Aviation & satellite            8.4      (10.6)%          9.4
Corporate syndicates           53.5       33.7%          40.0
Other                           2.4      (48.9)%          4.7
                           --------       ----       --------
Total                      $  122.8       (6.1)%     $  130.8
                           ========       ====       ========

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

EXPENSES                                  1998              1997
                                          ----              ----
Net loss and loss expense ratio           38.5%             43.6%
Underwriting expense ratio                31.1%             26.7%
                                          ----              ----
Combined ratio                            69.6%             70.3%
                                          ====              ====

           The combined ratio is computed based on the relationship of net losses and underwriting expenses to net earned premiums. The combined ratio is a principal indicator of underwriting performance, with less than 100% indicating an underwriting profit.

LOSS AND LOSS EXPENSES                 1998         1997
                                       ----         ----
($ millions)
Loss and loss expenses                $61.1         $63.7
Reinsurance recoveries                (13.8)         (6.7)
                                      -----         -----
Net loss and loss expenses            $47.3         $57.0
                                      =====         =====

Net loss and loss expense ratio        38.5%         43.6%

         During the second quarter 1998, the Company's incurred net loss and loss expenses decreased $9.7 million over the second quarter 1997. This decrease is due to a decrease in losses incurred relating to Mid Ocean Reinsurance offset by an increase in losses incurred by the corporate syndicates. Approximately 46% of Mid Ocean Reinsurance's gross written premium is property catastrophe, where loss experience is generally characterized as low frequency but high severity. Accordingly, where there is an absence of major catastrophic loss events, loss experience on business written by the corporate syndicates tends to be higher than for Mid Ocean Reinsurance and this has been the case during the second quarter 1998 and 1997.

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

         The increase in the amount of losses incurred relating to the corporate syndicates is due to the 33.7 % increase in the amount of net premiums earned by them in the second quarter 1998 over 1997. There has been no change in the classes of business written by the corporate syndicates. Business written by the corporate syndicates has loss experience which is expected to be higher in frequency but lower in severity than Mid Ocean Reinsurance.

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

         Net loss reserves amounted to $527.9 million and $479.2 million at April 30, 1998 and October 31, 1997 respectively. Included in this amount are net reserves for IBNR losses of $332.3 million and $351.0 million respectively. This net decrease in the amount of IBNR reserves is due to the favorable loss development and release of loss reserves for Mid Ocean Reinsurance as described above.

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

UNDERWRITING EXPENSES

ACQUISITION EXPENSES AND RATIO:   1998         1997
                                  ----         ----
($ millions)

Acquisition expenses            $  20.0      $  21.8
Acquisition expense ratio          16.2%        16.7%

         The $ 1.8 million decrease in acquisition expenses in the second quarter 1998 over 1997 is due to a decreased amount of net earned premiums. Acquisition expenses include brokerage, commissions, taxes and other expenses and are expensed over the same underlying risk periods as the premiums to which they relate. Deferred acquisition costs at April 30, 1998 were $ 75.8 million as compared to $ 64.8 million at January 31, 1998. The net increase of $ 11.0 million is due to the fact that approximately 40% of Brockbank's premiums renew on January 1 (which are included in the Company's results for the quarter ended April 30, 1998), together with the 13.4% increase in the amount of net premiums written by the corporate syndicates in 1998 as compared to 1997. The slight decrease in the acquisition expense ratio is attributable to a decrease in the acquisition expense of one of the corporate syndicates.

OPERATIONAL EXPENSES AND RATIO:   1998         1997
                                  ----         ----
($ millions)

Operational expenses            $  18.3      $  13.2
Operational expense ratio          14.9%        10.1%

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

OTHER EXPENSES                  1998      % Change     1997
                                ----      --------     ----
($ millions)

Managing agency expenses       $  1.8        5.9%     $  1.7
Income taxes                   $  2.2       83.3%     $  1.2

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


RESULTS OF OPERATIONS
SIX MONTHS ENDED APRIL 30, 1998 COMPARED TO SIX MONTHS ENDED APRIL 30, 1997.


($ millions)                                1998       % Change      1997
                                            ----       --------      ----
Net operating income
 (excluding net gain on investments)       $117.5          1.6%     $115.6
Net gains (losses) on investments            25.9         --          (0.7)
                                           ------       ------      ------
Net income                                 $143.4         24.8%     $114.9
                                           ======       ======      ======

         Net income for the six months ended April 30, 1998 increased $28.9 million over the six months ended April 30, 1997 due primarily to a $26.6 million increase in net gains on investments. Net operating income increased $1.9 million to $117.5 million for the six months April 30, 1998. There was relatively low loss activity in both periods.

PREMIUMS

NET PREMIUMS WRITTEN         1998        %  Change      1997
                             ----        ---------      ----
($ millions)

Property catastrophe       $   76.6       (32.4)%     $  113.3
Property other                 68.2       (13.8)%         79.1
Marine & energy                34.4       (14.4)%         40.2
Aviation & satellite           30.4        (5.6)%         32.2
Corporate syndicates          133.5        37.5%          97.1
Other                          19.4       351.2%           4.3
                           --------     -------       --------
Total                      $  362.5        (1.0)%     $  366.2
                           ========     =======       ========

NET PREMIUMS EARNED          1998       % Change        1997
                             ----       --------        ----
($ millions)

Property catastrophe       $   65.2       (5.1)%     $   68.7
Property other                 34.3      (33.5)%         51.6
Marine & energy                16.2      (40.9)%         27.4
Aviation & satellite           16.7       (8.2)%         18.2
Corporate syndicates          107.1       63.5%          65.5
Other                           6.3      (14.9)%          7.4
                           ------       ----         ------
Total                      $  245.8        2.9%      $  238.8
                           ======       ====         ======


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

         The increases in net investment income resulted from the continued growth of the investment base and from the relatively higher returns. The investment portfolio, measured on a market value basis, yielded 6.4% for the six months of 1998 compared with 6.3% in the six months of 1997. Net investment gains recorded in the six months of 1998 were due to sales of securities where there has been an increase in market values. Net investment losses in the six months of 1997 are due to losses made in the second quarter 1997 during a period of declining market values.

OTHER REVENUE                  1998      % Change      1997
                               ----      --------      ----
($ millions)

Exchange loss                $ (4.0)         - %     $ (7.8)
Managing agency income          7.2        12.5%        6.4
Other income                    6.3        80.0%        3.5

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

EXPENSES                              1998        1997
                                      ----        ----

Net loss and loss expense ratio       44.6%       45.4%
Underwriting expense ratio            30.2%       25.6%
                                      ----        ----
Combined ratio                        74.8%       71.0%
                                      ====        ====

           The combined ratio is computed based on the relationship of net losses and underwriting expenses to net earned premiums. The combined ratio is a principal indicator of underwriting performance, with less than 100% indicating an underwriting profit.

LOSS AND LOSS EXPENSES                  1998            1997
                                        ----            ----
($ millions)

Loss and loss expenses                $  129.8       $  120.9
Reinsurance recoveries                   (20.2)         (12.5)
                                      ---------      ---------
Net loss and loss expenses            $  109.5       $  108.4
                                      =========      =========
Net loss and loss expense ratio           44.6%          45.4%

         During the six months of 1998 the Company's incurred net loss and loss expenses increased $8.8 million over the six months of 1997. This increase is due to an increase in the losses incurred relating to the corporate syndicates partially offset by a decrease in losses incurred by Mid Ocean Reinsurance. Approximately 46% of Mid Ocean Reinsurance's gross premium written is property catastrophe, where loss experience is generally characterized as low frequency but high severity. Accordingly, where there is an absence of major catastrophic loss events, loss experience on business written by the corporate syndicates tends to be higher than for Mid Ocean Reinsurance and this has been the case during the first half 1998 and 1997.

         The decrease in the amount of losses incurred by Mid Ocean Reinsurance is due to a reduction in the amount of net premiums earned in 1998 over 1997 together with a release of loss reserves established on business written in prior years. Mid Ocean reinsurance has relied upon and consistently applied the Bornhuetter-Ferguson incurred loss actuarial method for estimating its loss reserves. Due to a relatively low level of losses as compared to historical experience, actual losses have not developed in accordance with initial estimates made by management. This has resulted in the release of loss reserves and reduction in the amount of net losses incurred for Mid Ocean Reinsurance. There were no significant catastrophic events during the first half 1998 and 1997.

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

UNDERWRITING EXPENSES

ACQUISITION EXPENSES AND RATIO:   1998         1997
                                  ----         ----
($ millions)
Acquisition expense             $  40.0      $  38.5
Acquisition expense ratio          16.3%        16.1%

         The $ 1.5 million increase in acquisition expenses in the six months of 1998 over 1997 is due to the increase in the company's net earned premiums. Acquisition expenses include brokerage, commissions, taxes and other expenses and are expensed over the same underlying risk periods as the premiums to which they relate. Deferred acquisition costs at April 30, 1998 were $ 75.8 million as compared to $ 45.9 million at October 31, 1997. The net increase of $ 29.9 million is due to the fact that the majority of premiums written by Mid Ocean Reinsurance renew on January 1 and approximately 40% of Brockbank's premiums renew on January 1 (which are included in the Company's results for the quarter ended April 30, 1998), together with the 37.5 % increase in the amount of net premiums written by the corporate syndicates in 1998 over 1997.

OPERATIONAL EXPENSES AND RATIO:   1998         1997
                                  ----         ----
($ millions)

Operational expenses            $  34.3      $  22.6
Operational expense ratio          14.0%         9.5%

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






                                              MID OCEAN LIMITED
                                    ------------------------------------
                                                (Registrant)



                                             /s/ Charles F Hays
                                    ------------------------------------
                                               CHARLES F HAYS
                                           Senior Vice President,
                                 Chief Financial and Administrative Officer
                                        (Principal Financial Officer
                                           and Accounting Officer)






Date : June 26, 1998